Form 10-K
period 1995-06-30
WORK RECOVERY INC
filed 1996-04-29
CIK 841712

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                         FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended June 30, 1995, or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from ____________ to ____________
Commission File No. 0-18695


                                    WORK RECOVERY,INC.

            (Exact name of registrant as specified in its charter)


            Colorado                                       68-0165800
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                    Number)


2341 South Friebus Avenue, Suite 14
Tucson, Arizona                                              85713
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:(520) 322-6634


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

                  Common Stock, $0.004 par value per share
                               (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No   X

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]






          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

          Registrant's $.004 par value per share common stock is its sole class of voting stock. As of April 1, 1996, there were approximately 46,592,998 shares of common stock outstanding, of which approximately
          45,785,000 shares were held by non-affiliates of the registrant. The closing trading price of the common stock on that date was $.62 per share, as reported by Bloomberg Business News. Based upon this price, the market value of those shares of registrant's voting stock held by non-affiliates was approximately $28,386,700 as of April 1, 1996.


     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes       No        Not Applicable   X

          APPLICABLE ONLY TO CORPORATE REGISTRANTS

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Registrant has only one class of common stock outstanding, of which approximately 46,592,998 shares were outstanding as of April 1, 1996.

          DOCUMENTS INCORPORATED BY REFERENCE

               None

                                                           PART I

Item 1.            Business

Special Note

          CHANGES IN CONTROL OF THE BOARD OF DIRECTORS OF WORK
RECOVERY, INC. AND CERTAIN CHANGES IN THE MANAGEMENT OF THE
COMPANY HAVE BEEN EFFECTED.  THIS ITEM 1. SHOULD BE READ IN
CONJUNCTION WITH ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE COMPANY'S PRESENT
FINANCIAL CONDITION IS EXTREMELY SERIOUS AND ITS WORKING CAPITAL IS LIMITED. AS A RESULT OF THE FOREGOING, THE COMPANY'S BOARD OF DIRECTORS
HAS AUTHORIZED MANAGEMENT TO FILE FOR PROTECTION PURSUANT TO
CHAPTER 11 OF THE U.S. BANKRUPTCY CODE, IF MANAGEMENT DEEMS
FILING NECESSARY.

Description of Business

Work Recovery, Inc.

          Focus V, Inc. ("Focus") was incorporated under the laws of the State of Colorado on August 9, 1988, and completed an initial public offering on July 11, 1989. On December 18, 1989, Focus, a non-operating public shell, entered into an exchange agreement with the shareholders of Work Recovery Centers, Inc. ("WRCI") to acquire 100% control of WRCI. WRCI was acquired by Focus from its shareholders, including Messrs. Thomas L. Brandon and Stephen E. Bubala, in a tax-free common share exchange on December 18, 1989, and was subsequently merged into Focus. On January 30, 1990, the name of Focus was changed to Work Recovery, Inc. WRCI was organized under the laws of the State of Arizona on June 21, 1986, for the purpose of researching, developing, manufacturing and distributing the ERGOS Work Simulator, a machine which addresses certain needs of the injured workers' rehabilitation industry and the vocational aptitude assessment industry, and which assists employers in complying with the Americans with Disabilities Act ("ADA"). (See "Products of the Company - ERGOS Work Simulator" for a more complete description of this machine.)

          Work Recovery, Inc. ("the Company"), directly and through its subsidiaries, is engaged in the research, manufacture, distribution and sale of products, as well as the provision of services, to the injured workers' rehabilitation industry, to the vocational aptitude assessment industry and to the ADA compliance industry. This business is pursued in five areas: (i) the development, manufacture, distribution and sale of ERGOS directly by the Company, (ii) the development, manufacture, distribution and sale of Transition Work Stations ("TWS"), (iii) the operation of evaluation and rehabilitation centers, (iv) consulting services, and
(v) the delivery of marketing and other services to ERGOS network providers.

New Concepts Corporation

          On January 2, 1991, the Company acquired New Concepts Corporation ("NCC") from Messrs. Brandon and Bubala in a tax-free common share exchange. Following the acquisition, NCC became and remains a wholly-owned subsidiary of the Company. The business of NCC was formerly operated under the name of "Career Systems" as a division of Singer Corporation, which at the time of the sale to NCC was a large multi-national conglomerate. These business operations were acquired by NCC in 1985. NCC manufactures, markets and distributes TWS, which address certain needs of the injured workers' rehabilitation industry and the vocational aptitude assessment industry. (See "Products of the Company - Transition Work Stations" for a more complete description of these machines.)


Work Recovery Centers, Inc.

          On February 3, 1992, the Company acquired approximately 80% of the outstanding voting common shares of RehabNet, Inc., a Colorado corporation, from Messrs. Brandon and Bubala, both of whom were then principals of the Company, and Mr. David L. Shorey, president and a director of RehabNet, in exchange for 4,906,824 shares of Common Stock. The Company subsequently acquired, on September 18, 1992, the assets and assumed the liabilities of this corporation through the distribution, on a share-for-share basis, of common and preferred shares of the Company to the holders of RehabNet's common and preferred shares, other than Messrs. Brandon, Bubala and Shorey. All of the assets and liabilities of RehabNet upon acquisition were concurrently transferred by the Company to a wholly-owned subsidiary, Work Recovery Centers, Inc. ("WRC"), a Colorado corporation, and the common shares of RehabNet acquired by the Company on February 3, 1992, were concurrently transferred back to Messrs. Brandon, Bubala and Shorey. RehabNet was, and WRC currently is, engaged in the development and operation of evaluation and rehabilitation centers directly and by joint venture, primarily using ERGOS and TWS to provide services to the injured workers' and vocational assessment industries. WRC also assists employers in complying with the ADA. (See "Services" for a more complete description of the services offered by these centers.)

Work Recovery Europe, Ltd.

          During fiscal 1993, the Company established Work Recovery Europe, Ltd.("WRE"), a United Kingdom company, and opened an office in London, England. WRE was established to manage the Company's expansion of products sales and service delivery into the United Kingdom and the European Community. In February 1996, New Management closed the London office and is currently evaluating its international business strategy.

Definitions of Certain Terms

          The following terms are commonly used in the injured workers' rehabilitation industry, in the vocational aptitude assessment industry, and in the ADA compliance industry, and are presented to assist the reader in understanding the business of the Company.

          Americans with Disabilities Act. The ADA was enacted by Congress in July of 1990, and became effective in July of 1992. The general purpose of the ADA is to prevent discrimination against persons with disabilities in many areas of public life. The employment provisions of the ADA affect the business of the Company, and prohibit discrimination against persons with disabilities in all aspects of the employment relationship. The ADA requires reasonable accommodation be made for persons with disabilities; thus, an employer must identify the essential functions of the position for the purpose of establishing the parameters of the tasks associated with the position. Hiring for and maintaining a position must be strictly based on the essential functions required in fulfilling the tasks of the position. These essential functions are defined by the employer to fit each position within the employer's business. The ADA currently applies to employers with 15 or more employees.

          Functional Capacity Evaluation. This evaluation provides an assessment of an individual's performance on specific physical tasks, and is used to determine physical deficiencies subsequent to an injury. The evaluation assists in the establishment of a Work Therapy program and in the identification of possible alternative occupations in the event the physical deficiencies caused by an injury cannot be overcome. Also, the assessment is used to gauge the progress of a Work Therapy program and to determine the injured worker's ability to return to work.

          Pre- and Post-Offer Testing. This test assesses an individual's ability to perform the essential functions of a specific job which has been or may be offered. The initial parameters of the test are established based on the physical functions essential to the specific job being offered. The purpose of the test is to appropriately place an individual in a job which matches his/her functional abilities, with the ultimate goal of providing objective criteria by which to establish hiring and job maintenance criteria under the ADA, and to reduce work injuries.

          Vocational Assessment. These tests assess aptitude and ability for certain occupations or vocations.

          Work Therapy. Once deficiencies have been identified after the performance of a Functional Capacity Evaluation, a program is designed to rehabilitate the injured worker. The program is generally designed and implemented by a physical or occupational therapist.

Products of the Company

ERGOS Work Simulator

          The ERGOS Work Simulator assists rehabilitation facilities, physicians, hospitals and medical centers in performing Functional Capacity Evaluations and contributes to the measurement of the progress of Work Therapy programs. ERGOS also provides for the measurement of the essential functions of a position, thereby allowing employers to provide unbiased job descriptions and assessment tests for purposes of Pre- and Post-Offer Testing.

            ERGOS is composed of five work stations and is operated by the individual being tested under the supervision of a trained test administrator. ERGOS is controlled by a network of five computers linked to an on-site master computer. The Company provides a training course leading to certification in the use of the machine.

          The software used by ERGOS integrates those job descriptions provided by the U.S. Department of Labor; thus, there is no sex, race or disability bias.

          ERGOS is used in the WRC centers and is sold outside of the Company to rehabilitation centers, physician groups, hospitals and medical centers. The base price for ERGOS is presently approximately $125,000. The Company generally has not offered price discounts.

Transition Work Stations

          As a complementary product to ERGOS, the Company also develops, manufactures and distributes TWS. This product line consists of machines which principally provide exercise to an injured worker as part of Work Therapy, and also tests aptitude for certain aspects of various occupations.

          TWS provide video instruction during operation for their use; thus, supervision by the therapist is reduced. As few as twelve work stations can provide over 40 hours of what management considers highly interesting, motivational exercise, as well as vocational aptitude testing.

          NCC developed a new product line using TWS in response to the award of a competitive bid let in fiscal 1992 by the Cleveland City School District. This product line uses the TWS technology to introduce middle and high school students to various career choices. NCC is now marketing this product line to school districts and educational and correctional facilities throughout the United States and abroad.

          TWS are used in WRC centers and are sold outside of the Company to rehabilitation centers. The prices for TWS, of which there are presently 34 separate models, range from $899 to $4,595 each.

Software Product

          The Company has acquired the right to the ADAMS (Americans with Disabilities Act Management System) software program which is used to assist employers in establishing and maintaining compliance with the ADA. This software also has the ability to assist in the identification of functions which are essential to a particular job, and is used to provide job descriptions under the ADA.

           The ADAMS program has not contributed significantly to the revenues of the Company in the past and is not expected to do so in the future because it is merely complimentary to ERGOS and TWS. However, it does allow the Company to provide a more complete line of services to the injured workers' rehabilitation, vocational and ADA compliance assessment markets.

Services

          WRC, as of April 15, 1996, operates a network of 12 rehabilitation centers in the states of Arizona, California, Colorado, Kentucky, South Carolina, Texas, and Wisconsin, and in Ottawa, Ontario, Canada. Nine are wholly owned by WRC and three are joint ventures with the previous owners of the center or with new owners.

          The centers principally offer ERGOS and TWS, Functional Capacity Evaluations, Work Therapy, Vocational Assessment and Pre- and Post-Offer ADA Testing and a variety of consulting services, including job analysis, job site modifications, and safety training. A typical center uses between 3,500 and 5,000 square feet of space, employs approximately five people, including a physical or occupational therapist, and serves 15 to 20 individuals per day.




Business Strategy and Expansion Plans

          North America

          The Company estimates that the current demand in the United States for objective Functional Capacity Evaluations is in excess of five million evaluations annually or $2.5 billion, at existing prices. The New Management of the Company is redirecting the business strategy of the Company in North America to penetrate this and other related markets. The Company will attempt to increase demand for the ERGOS technology by marketing the cost saving benefits from the use of ERGOS to employers, insurance carriers, governments, managed care organizations, and third party payors. In addition, the Company is actively working at the state and federal levels to effect legislation which will provide for the use of Functional Capacity Evaluations using standardized, objective and non-discriminatory testing methods, such as the ERGOS technology, in the area of benefit determination. There can be no assurance, however, that the Company will be able to increase the demand for ERGOS or that such legislation will be implemented at either the state or federal level.

          The Company plans to grow, subject to obtaining additional capital, through establishing a national, regional and local network of affiliated health care providers ("Affiliates Network") that operate ERGOS equipment and provide high quality service. The Affiliates Network will pay a royalty to the Company for access to the ERGOS technology and marketing by the Company to major national referral sources. The Company plans to sell ERGOS equipment to the network service providers and charge a nominal fee per evaluation. In addition, the Company may agree to place an ERGOS unit with little up-front cost to the affiliate in exchange for a higher per use fee than that charged to the affiliate who purchases the ERGOS equipment. The Company's goal through the above actions is to establish the ERGOS technology as the standard by which to measure functional capacity. Realization of this goal is expected to provide significantly greater demand for the ERGOS equipment.
There can be no assurance, however, that this goal will be realized or that there will be any greater demand for the ERGOS equipment.

          With the refocusing of the business strategy, the Company does not intend to operate numerous clinical centers of its own. Accordingly, the New Management of the Company has closed or sold a total of approximately 22 centers. The remaining 12 centers will continue to provide rehabilitation and assessment services and to provide the Company with training, quality control, beta and demonstration sites.

          During the final quarter of fiscal 1993, the Company began to redirect a portion of its business and expansion strategy in North America to the grant of licenses allowing for the exclusive use of ERGOS and TWS within a geographical area, excepting those machines already in use in the area. The licenses generally required the purchase of a specified number of ERGOS machines within certain time periods and typically had a five year term, with an option to extend for an additional five years in the event a certain number of ERGOS machines were purchased. Certain of the licenses set a fixed price for the purchase of ERGOS machines during the initial term of the agreement equal to the price at the date of the agreement. The Company granted licenses for the States of Georgia, Wisconsin, Illinois, Minnesota, Missouri, South Dakota, North Dakota, Nebraska, Hawaii, Kansas, and Iowa. The Company does not believe these licenses are currently valid, except for the states of Minnesota and Hawaii.

International

          International sales are expected to decrease materially as a result of concentrating the Company's efforts and resources on achieving its North American business goals. At this time, the Company can display only limited resources in the development and support of its international market.

          During fiscal 1993, the Company began to implement its international business strategy, which called for the introduction of the Company's products internationally through license agreements, because prior management believed the focus in the United States on health care reform would cause uncertainty and confusion in the domestic markets. The Company diversified into the global markets by offering exclusive licensing rights to in-country license partners which had contractual responsibilities to introduce the Company's products and services into their markets.

          The agreements were developed to grant the licensee an exclusive, personal, non-transferable right to the use of the Company's products within a defined geographic area, generally an entire country, for a defined period of time, and for a defined license fee. License fees varied according to country size, population density and industrial development. The license agreements generally had a five year term, with an option to extend for an additional five years without the payment of any additional license fee, and required the licensee to meet certain performance criteria, which included purchases of the Company's products during the initial term of the agreement. If the license holder did not meet the minimum performance criteria, the holder was in default and subject to forfeiture of its licensing rights to the Company.


          The following countries were licensed during the fiscal year ended June 30, 1995: The countries comprising the Arab Gulf,
Austria, China, Denmark, Finland, France, Germany, Italy, Korea,
Norway, Portugal, Spain, Sweden, and Switzerland.

          The Company is investigating the validity of existing licensing agreements and does not intend to emphasize new licensing agreements until the validity of existing licensing agreements is clarified. As a result of seriously delinquent payments due under the terms of the licensing agreements and New Management's discussions with certain licensees, it appears unlikely that future payments will be made to the Company by any of the Company's present international licensees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjustments Resulting from Audit Process - Licenses Receivable".

Research and Development

          The Company has expended and will continue to expend a portion of its efforts and resources on the development of innovative products for use in the work rehabilitation and assessment fields. New Management is nearing completion of a research and development program which is expected to result in an enhanced version of ERGOS technology by the end of fiscal 1996 and has begun development of a further improved version of ERGOS which it plans to be available in fiscal 1997, both of which will feature significant software upgrades.

          During the fiscal years ended June 30, 1995, 1994, and 1993, approximately $264,000, $277,000 and $200,000, respectively, were expended on research and development. The Company also develops, from time to time, customized products for various employer and insurance industry customers, including customized functional capacity reports, safety programs, and pre-employment tests. The developments remain the property of the Company and its subsidiaries. The amounts expended by the Company for these developments are not capable of estimation and have not been included in the above figures.

 Marketing and Distribution

          The principal focus of marketing the Company's equipment product lines has been trade conferences and advertisements in professional journals and the use of direct mail and video tapes. The Company intends to hire a Director of Sales and Marketing to oversee these functions and to increase the sale and placement of ERGOS and other products of the Company.

          The Company's centers employ marketing representatives, either on a full-time, part-time, or contract basis, to market the services provided at each center to employers, insurance carriers, physicians and rehabilitation professionals in the center's geographic area.

          See Note 18 to Consolidated Financial Statements for sales by geographical area for the years ended June 30, 1995, 1994 and 1993.


Proprietary Rights Protection

          The Company and its subsidiaries claim certain copyright, trademark, contractual, common law and other proprietary rights in the ERGOS software and related products. As part of its efforts to maintain its competitive position in the market, the Company has entered into certain confidentiality agreements with its employees and independent consultants, and a licensing agreement with the third party developer of a portion of the ERGOS software. Despite these precautions, unauthorized persons may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as confidential or proprietary, and may be able to develop products with features similar to or competitive with the Company's products. In addition, some time ago the third party developer of a portion of the ERGOS software made certain claims asserting that he has rights to use or disclose the ERGOS software. The Company disputed such claims. These circumstances led to the signing of the licensing agreement with the third party developer. There can be no assurance that the Company would be successful in any litigation to enforce its rights under the licensing agreement or to protect the technology involved in ERGOS or related products. Any loss of the exclusive right to the use of its products could result in increased competition to the Company and could have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to maintain its technological leadership through continued advances and innovation.

          The Company does not believe its products and trademarks and other confidential or proprietary rights infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. A recent claim has been made with respect to the words "work simulator". The successful assertion of such claims could have a material adverse effect on the Company's business, operating results and financial condition.




Competition

          The Company and its subsidiaries face competition from traditional medical equipment manufacturers and distributors and from sports medicine equipment manufacturers and distributors. The Company is a minor participant in these industries. A number of entities have recently either increased their activities in or entered these industries. There are numerous companies within both of these areas which have far greater financial and other resources and advertising budgets than the Company. Although the Company believes that ERGOS and the TWS complement the equipment sold by many of its competitors, the Company is at a competitive disadvantage in these industries. There can be no assurance the Company will be able to compete successfully in the future with existing or new competitors.

Employees

          The Company and its subsidiaries, at April 1, 1996, employed 105 persons full time, including management, and 8 part-time employees. The Company had approximately 220 employees at the end of fiscal 1995.

           None of the directors or executive officers of the Company has entered into an employment agreement with the Company or with any of its subsidiaries, however, there can be no assurance they will do so in the future.

          The Company has entered into an Interim Management Services Agreement ("IMSA") with the Team for New Management L.L.C. ("Team"). During the term of the IMSA, the Team will provide the Company the executive management services that generally are performed by a corporation's President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In particular, the Team will employ Dorcas R. Hardy and make her services available to the Company as Acting President and Acting Chief Executive Officer (See Item 10. Directors and Executive Officers of the Registrant). The original 90-day IMSA expired April 17, 1996; it has been extended by the new Board of Directors until July 18, 1996 under the same terms.

          In addition, the Company has not obtained key man life insurance on its executive officers. The loss of the services of Ms. Hardy or any other executive officer could severely and adversely affect the short-term operating results of the Company.

Miscellaneous

          The Company does not rely heavily upon raw materials, and the component parts of its manufactured products are readily available from a multitude of suppliers at competitive costs. Further, the Company and its subsidiaries do not rely upon any one or a few major customers. The Company has historically shipped orders for products either from existing inventory or within several weeks of an order. Thus, the Company has not experienced a significant backlog of orders.

          The business of the Company and its subsidiaries has historically experienced reduced sales of products and services during the last quarter of each calendar year.

          The Company, through WRC as an operator of rehabilitation centers, is subject to extensive and changing state and local regulations concerning workers' compensation and governing the licensing, conduct of operations, purchasing and leasing of facilities, capital expenditures, cost containment and reimbursement for services rendered. All of these programs are regulated and there is a general trend toward cost containment in the industry. It is not possible to accurately predict the impact on operations of future regulations or legislation affecting workers' compensation or the rehabilitation industry in general. Further the business operations of the Company and its subsidiaries depend in large part upon the regulatory structure of the ADA. Management believes that any changes in the regulatory framework concerning workers' compensation and the ADA will work to the advantage of the Company because the business of the Company, on a consolidated basis with its subsidiaries, provides a low cost solution to the problems associated with the industry. There can be no assurance, however, that the ADA, workers' compensation laws and regulations, or other laws and regulations will not change to the detriment of the Company and its subsidiaries.

          The Company and its subsidiaries believe they are in compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in the locations of their operations. Such compliance does not have a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company does not anticipate any material capital expenditures for environmental control facilities for the remainder of the fiscal year or the next fiscal year.

Item 2.            Properties

          The Company maintains its executive offices, as well as the manufacturing facilities for the Company and NCC, at 2341 South Friebus Avenue, Tucson, Arizona 85713. These facilities are owned by the Company, subject to a deed of trust, and consist of approximately 48,600 square feet, of which the Company uses a significant portion for its operations. The remainder is rented. The current space is adequate for present operations and the leasing of the facility is such that expansion in the foreseeable future will be provided by the facility.

          The clinic operations conducted by various subsidiaries and joint ventures of the Company rent space for their operations at market rates from independent third-parties.

Item 3.            Legal Proceedings

          The Company, its former directors and certain of its former officers were named as defendants in various shareholder class action lawsuits filed in the United States District Court for the District of Arizona and one shareholder derivative suit filed in state court in Colorado subsequent to an August 9, 1995 Wall Street Journal article about the Company. The Colorado state court lawsuit names the Company as a nominal party and requests no relief against the Company. The Arizona lawsuits have been consolidated into one class action proceeding. Subsequent to consolidation, an amended consolidated complaint added the Company's outside auditors, LaVoie, Clark, Charvoz and May, P.C., as an additional defendant. The lawsuits generally allege that the defendants have misstated or omitted to state certain material facts in press releases, filings with the Securities and Exchange Commission, and other statements by the defendants. The consolidated class action suit additionally alleges violations of generally accepted accounting principles and alleges various "sham" transactions. The complaints generally request compensatory damages, injunctive relief, interest, costs and expenses, punitive damages, and such other relief as the court may deem just and proper. Answers to the complaints have been filed with the courts. New Management of the Company is attempting to settle these lawsuits. There can be no assurance, however, that the Company will be able to settle these lawsuits on terms favorable to the Company or at all.

          On January 5, 1996, Al Sabah Trading and Development Company PLC, a licensee of the Company, filed a complaint against the Company in the United States District Court for the District of Arizona alleging breach of contract and negligent misrepresentation. The complaint seeks damages in the amount of $1.5 million, the amount paid on the license agreement subsequent to year end, plus attorney's fees and costs. In addition, plaintiff has requested prejudgment attachment and garnishment of the Company's assets and bank account. An answer to the complaint and a counterclaim have been filed with the court and a preliminary report has been submitted to the court regarding an attempt to settle the suit. There can be no assurance, however that the Company will be able to settle this lawsuit on terms favorable to the Company or at all.

          In December 1994, the Company entered into agreements with Tradesman Industries, Inc. ("Tradesman") based upon representations by principals on behalf of Tradesman. On December 5, 1994, the Company agreed to purchase ten percent of the total issued capital of Tradesman in exchange for $2.5 million (1,162,791 shares at $2.15 per share) of the Company's Common Stock. This transaction was recorded in December 1994 with the exchange of shares in January 1995. Tradesman, a subsidiary of Wincanton Corporation, reportedly a development stage company which represented its principal business as the manufacturing, marketing and distribution of trucks, mini-vans and trailers with cargo beds and tailgate systems that lower to the ground. Principals of Tradesman demonstrated to the Company working prototypes of what was represented as its patented technology.

          On December 5, 1994, the Company also entered into an agreement with Tradesman for a master distribution license to sell all Tradesman products in the United States. The initial term of the agreement is fifteen years with two five year extensions. The Company paid for the license and a $1.5 million purchase commitment deposit through the issuance to Tradesman of $7.5 million (3,488,372 shares at $2.15 per share) of the Company's Common Stock. This purchase commitment under the Tradesman agreement was for 1,000 vans per year for the initial 15-year term at the initial minimum price of $30,000 per unit. While the Company believes such commitment is not enforceable due to Tradesman's failure to produce patents for the technology as represented, it is, in any event, doubtful that the Company could honor these commitments even if Tradesman were able to produce the units.

          The Company believed then that the Tradesman technology had wide applications in transportation of the disabled and the elderly and the reduction of risk of injury in jobs requiring materials handling, and could contribute to the Company's strategic plan for growth in its governmental and employer based markets. Projections made by Tradesman, as announced by the Company in its February 16, 1995 press release, were based in part upon Tradesman bringing its technology to market in 1995. The Company has learned that the technology has been materially redesigned and that patents do not exist. The Company has not been notified of a revised timetable for delivery of vehicles to the Company.

          Subsequent to entering into the share purchase agreement and master distribution license, a lawsuit, Fairgill Investments v. Tradesman, was filed in Delaware by an Australian company challenging, in part, Tradesman's rights to this technology. The patent infringement count has been dismissed with prejudice. An additional lawsuit, Robert Page and McGee Settlement Trust v. Walter Doyle, Wincanton Corporation, Tradesman Industries, Work Recovery, Inc., et. al. was filed on November 22, 1995 in Delaware alleging, in part, that the plaintiff was defrauded out of patented technology. The Company has filed a motion to dismiss with the court.

            No assurance can be given that the Company will be able to recover any or all of its investments. Accordingly, the Company has provided a $10 million reserve for impairment and investment losses of these assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjustments Resulting from Audit Process - Wincanton Corporation," and Notes 3 and 8 to the audited financial statements.

          The Company expects to experience, in the short term, ongoing disputes with certain lessors of its clinics, certain third-party claims as to the validity of certain prior contracts and license agreements and various other matters arising in the ordinary course of business. Although the Company is contesting the allegations of the above complaints and actively seeking to resolve all disputes, it is impossible to predict the outcome of current lawsuits or any other claims that may be filed in the future. If a final judgment were rendered against the Company, the Company would be materially and adversely affected. The Company does not believe that current litigation will require an inordinate amount of the time and attention of management if the cases can be settled. However, if the Company is unable to settle these lawsuits expeditiously, the cost of litigation, including the cost of indemnifying certain of the Company's former directors and officers (see "certain Relationships and Related Transactions"), could materially and adversely affect the Company's business, operating results and financial condition.

Investigations

          On August 11, 1995 the Securities and Exchange Commission entered an Order Directing Private Investigation in the Matter of Work Recovery, Inc. The Commission has advised the Company that the Order is non-public and that the existence of the Order should not be construed as an indication by the Commission that any violation has occurred. The FBI has also been investigating the Company. The Company is cooperating fully with the Commission and the FBI.

Item 4.            Submission of Matters to a Vote of Security
Holders

          No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.

                                                            PART II

Item 5.            Market for Registrant's Common Equity and Related
                   Stockholder Matters

Market Information

          The Common Stock of the Company was quoted on the Nasdaq under the symbol "WORK" to November 8, 1995. The Common Stock is presently traded in the over-the-counter market. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated.


Quarter Ended                                          Bid
                                               High            Low
September 30, 1993                       $   4.6250         $3.2500

December 31, 1993                            3.9375          2.2500

March 31, 1994                               3.0625          2.0000

June 30, 1994                                2.3750          1.6875

September 30, 1994                           3.0000          1.7187

December 31, 1994                            2.5000          1.5313

March 31, 1995                               2.4063          1.750

June 30, 1995                                7.0625          1.9687

September 30, 1995                           8.5625          2.2500

December 31, 1995                            2.5625          .3750

March 31, 1996                            $  1.1250        $  .3750


         The closing price of the Common Stock on April 1, 1996 was $.625 per share.

         The above prices were obtained from the NASD through November 8, 1995 and from the Bloomberg Business News after November 8, 1995 and represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         On November 8, 1995 The Nasdaq Stock Market, Inc.("Nasdaq") notified the Company it was denying the Company's request for an exception from Nasdaq's listing requirements and delisting the Company's securities from The Nasdaq Stock Market effective with the opening of business on November 9, 1995.

         Nasdaq noted that its Listing Qualifications Committee (the "Committee") "was of the opinion that the continued delinquency of the [C]ompany's Form 10-K report for the year ended June 30, 1995 and the seriousness of the allegations of the SEC and FBI investigations and the shareholder litigation are matters which the [C]ompany will not be able to resolve in the near term. As a result, the Committee, in accordance with The Nasdaq Stock Market's obligation to all its listed companies and the respective current and future shareholders, determined that an exception for listing on either the Nasdaq National Market or The Nasdaq SmallCap Market is not appropriate."

         As a result of the Company's delisting from Nasdaq, stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Number of Shareholders

         As of April 1, 1996, there were approximately 15,382 holders of the Company's Common Stock. There is a total of approximately 82 holders of the Company's Preferred Stock.

Dividends

         Neither the Company nor any of its subsidiaries has declared or paid any cash or stock dividends on their common shares during the last two fiscal years. Further, no dividends are contemplated at any time in the foreseeable future.

         As long as any Series A, B, C, or D convertible preferred shares are outstanding, no dividend, other than dividends payable in common shares, may be declared or paid upon the Common Stock, and no shares of Common Stock may be redeemed by the Company unless the Company is current in the payment of dividends accrued under the outstanding preferred shares. Dividends are generally paid on Preferred Stock at the time of conversion into Common Stock. Cumulative dividends in arrears at June 30, 1995 and 1994 amounted to $618,722 and $736,531, respectively.

Item 6.            Selected Financial Data

         The following table summarizes selected financial data which have been derived from the consolidated financial statements of the Company. The selected financial data presented in the table below are qualified by reference to and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and the related notes thereto, as well as the remainder of this Report.



Selected Financial Data

                                       Restated    Restated    Restated
Restated
FISCAL YEARS           June 30,         June 30,   June 30,    June 30,      June 30,
ENDED                   1995             1994        1993        1992          1991

Net Sales              $ 8,142,000   $19,976,000  16,000,000   $6,422,000  $4,890,000

Income (Loss) From
Continuing Operations  (50,849,000)    1,970,000     872,000     (292,000)    404,000

Net Income (Loss)      (50,849,000)    1,970,000     872,000     (292,000)    404,000

Income (Loss) per Common Share:
 From Continuing
 Operations                 (1.43)        .08             .01       (.04)   .07

 Before Extraordinary
 Benefit
                                                          .04               .01

 Net Income (Loss)          (1.43)        .08             .05       (.04)   .08

Total Assets            15,659,000    33,783,000    26,433,000 14,140,000  8,030,000

Long-Term Liabilities    2,255,000     2,585,000     3,352,000  1,989,000  1,610,000

Cash Dividends per
Common Share               --            --             --          --     --

Item 7.            Management's Discussion and Analysis of Financial

                   Condition and Results of Operations.

            The following discussion is qualified by reference to and should be read in conjunction with the audited financial statements and related notes thereto, as well as the remainder of this Report.

The Company's Ability to Continue As a Going Concern

            The Opinion of Independent Certified Public Accountants covering the Company's audited financial statement (the "Opinion") and Note 29 to the audited financial statements note that: (1) the Company has experienced substantial cash flow reductions and the financial condition of the Company has substantially deteriorated subsequent to year end; (2) certain former members of management (which had exclusive relationships with many third party investors, lessees, licensees and customers) have resigned; (3) customers, lessees and licensees have suspended payments to the Company and the continuing cooperation of this former management may be needed to effect the collection of amounts due the Company; (4) the effect on the Company's ability to collect the recorded amounts due the Company is not determinable; (5) substantial adjustments and reserves have been made as of June 30, 1995 giving effect to these matters; and (6) it is unlikely that the Company will be able to continue day to day operations without seeking protection from creditors under the bankruptcy laws. The Opinion further notes that there is substantial doubt about the Company's ability to continue as a going concern absent the collection of these amounts due or the injection of substantial additional capital. There can be no assurance that the Company will be able to collect these amounts, acquire substantial additional capital at all or on terms and conditions favorable to the Company, or continue as a going concern. Given the Company's serious financial condition, the filing under the bankruptcy laws could happen at anytime.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995; Risk Factors

          The information contained in this Report which does not constitute historical facts constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such forward-looking statements involve important risks and uncertainties, including but not limited to: the risk that the Company may not be able to continue as a going concern; the risk that the Company will be unable to obtain, at all or on terms and conditions acceptable to the Company, the substantial additional financing necessary to fund its negative cash flow from operations and its business development plan; the risk that the Company may not be able to establish the Affiliates Network; the risk that the Company may not be able to increase the demand for ERGOS equipment; the risk that the Company may not be able to effect legislation that would provide for the use of Functional Capacity Evaluations; the risk that the Company's existing licenses may be invalid or uncollectible; the risk that the Company may lose its entire investment ($10,000,000) in Tradesman; the risk that the Company may not be able to develop and implement an enhanced version of ERGOS technology or a new version of ERGOS; the risk that the Company may not be able to protect the technology involved in ERGOS and that competitors may be able to develop products with features similar to or competitive with the Company's products; the risk that third parties may assert proprietary rights infringement claims against the Company in the future; the risk that the Company may not be able to compete successfully in the future with existing or new competitors; the risk that the Company may lose the services of Dorcas Hardy or other executive officers; the risk that the ADA, workers' compensation laws and regulations or other laws and regulations may change to the detriment of the Company; the risk that the Company will be unsuccessful in settling or defending various legal proceedings and investigations involving the Company; the risk that the Company will be unable to collect certain receivables; fluctuations in operating results and the price of the Company's Common Stock; and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission.

See "Business - Business Strategy and Expansion Plans - North America," "- International," "- Research and Development," "Business
- - Proprietary Rights Protection," "-Competition," "- Employees," "- Miscellaneous," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company's Ability to Continue As a Going Concern; Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjustments Resulting from Audit Process - Leases Receivable," "- Licenses Receivable," "- Trade Receivables," "- Subscription Receivables," "- Wincanton Corporation," "- Work Recovery Pty. Ltd.," "- Goodwill," "- Other Assets," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

          There can be no assurance that the forward-looking information in this Report will prove to be accurate. The risks and uncertainties discussed above increase the uncertainty inherent in such forward- looking information. Accordingly, there may be differences between the actual results or plans and the predicted results or plans, and actual results or plans may be materially different than those indicated in the forward-looking information contained in this Report. Further, the Company assumes no obligation to update or otherwise publicly revise the forward-looking information disclosed in this Report to reflect circumstances existing after the date hereof.

Adjustments Resulting From Audit Process

          Introductory Statement With Respect to Results of
Operations

          Since its assumption of control of the Company in January 1996, New Management has determined that the Company must report a net loss of $50,849,000 for the fiscal year ended June 30, 1995. This net loss and the subsequent further financial deterioration of the Company are significantly different from the trends previously reported by the Company in its interim filings on Form 10-Q for the first three quarters of fiscal 1995.

          The magnitude of the current year's loss and the restatement of prior years' financial statements was affected by significant factors which were determined during the audit process. Specifically, these factors resulted in recording additional bad debt reserves, investment losses and impairment losses of $13,360,000, $11,437,000 and $13,825,000, respectively.
Additionally, $22,600,000 of fiscal 1995 revenues have been deferred. Future realization of these deferred revenues appears unlikely.

          The above factors have affected fiscal year 1995 income by $61,222,000 or $1.72 per share. The Company is in the process of revising its Form 10-Q's for fiscal 1995 and 1994 and its Form 10-K for fiscal 1994, 1993 and 1992, as necessary, to reflect adjustments associated with the above matters.

          The following paragraphs and the notes to the financial statements elaborate on these matters.

          Leases Receivable

          The Company has historically sold some of its products under sales-type leases. Most of these leases require quarterly lease payments.All lessees are currently delinquent in their payments. In response to this condition, demand notices were sent to the lessees by New Management. Based upon the lessees' responses to the demand notices, some of the equipment may not have been received by the lessees and the location of other equipment may not be determinable.

Further, liens were never filed by the Company on the leased equipment. As a result, the Company now believes the collectibility of the remaining lease balances is in question. Accordingly, the Company increased the reserve for uncollectible leases at June 30, 1995 by approximately $2,761,000. Further, two of the leases, which were subsequently refuted by the lessees, have been reversed and the fiscal 1994 financial statements have been restated accordingly.
See Note 5 to audited financial statements.

          Licenses Receivable

          During fiscal 1993, the Company began to implement its international business strategy, which then called for the introduction of the Company's products through license agreements. The Company continued to enter into international license agreements through fiscal 1995. License revenues are generally recognized when the agreements were executed. The license receivable typically was structured for periodic payments over 12 to 18 months.

          As a result of the seriously delinquent payments due under the terms of the license agreements and New Management's discussions with certain licensees, the Company believes it is doubtful additional payments will be made by any of its international licensees. Accordingly, the Company has reserved $7,738,000 for previously recognized fees which now appear uncollectible. License fees of $13,600,000, which have been earned in fiscal 1995 but for which collectibility appears doubtful, have been deferred and have been offset against the receivable. These deferred revenues will be recognized if and when cash is collected.

          Further, even if such license fees are collectible, it should be noted that license fees are transactions resulting in non-repetitive balloon credits to income. Accordingly, license revenues should be disregarded in assessing the ongoing operating revenues of the Company. This is particularly true given New Management's view as to the questionable validity and collectibility of its North America and international licenses. See "Business - Business Strategy and Expansion Plans - North America" and "- International."


          Trade Receivables

          The Company's trade and other receivables include sales of products and services rendered to insurance carriers and others in the Company's rehabilitation clinics. Based upon a detailed review of outstanding trade receivables and aging analysis, the Company increased the allowance for uncollectible trade and other receivables at June 30, 1995 by approximately $980,000.

          Subscription Receivables

          During fiscal 1995 the Company issued its common stock to non U.S. persons pursuant to Regulation S. As of June 30, 1995, the Company was owed a total of approximately $1,582,000 from three entities for unpaid stock. Each of these entities provided the Company with notes guaranteed by the principals. However, the Company believes collection of these receivables is uncertain and accordingly, has provided a reserve at June 30, 1995 for the total amount due.

          Wincanton Corporation

          On December 5, 1994 the Company entered into an agreement with Tradesman Industries, Inc., a subsidiary of Wincanton Corporation, for the master distribution license to sell all Tradesman products in the United States. The Company paid for the license and a $1.5 million purchase commitment deposit through the issuance to Tradesman of $7.5 million (3,488,372 shares at $2.15 per share) of the Company's Common Stock. Additionally, the Company purchased ten percent of the total issued capital of Tradesman in exchange for $2.5 million (1,162,791 shares at $2.15) of the Company's Common Stock. The Company has determined that these investments may not be realized or recovered and accordingly has recorded a $10 million reserve for impairment and investment losses on these assets.

          The Company entered into a consulting agreement with Wincanton as of July 1, 1994, whereby the Company would provide certain consulting services to Wincanton relating to the marketing of the Tradesman products. According to the agreement, which totalled $9,600,000, the Company was to provide these services for $800,000 per month for a one year period through June 30, 1995. As of June 30, 1995, the Company has been paid $2,609,000 under the Agreement of which $600,000 of revenue has been recognized and $2,009,000 has been deferred. No additional amounts have been paid on the agreement and the Company has been informed that Wincanton is contemplating an attempt to recover the funds paid on this agreement. Accordingly, no further revenue on this agreement will be recognized until the Company and Wincanton resolve certain matters pertaining to this agreement. The Company is unable to estimate when or if these matters will be resolved, and there can be no assurance that the Company will receive any further revenues from Wincanton or is able to retain the revenues it has already received.


          At June 30, 1994, the Company held 200,000 shares of Wincanton Corporation common stock received as payment on licensing fees of Queensland Industries, a subsidiary of Wincanton. During fiscal 1995, the Company received 600,000 shares of Wincanton common stock valued at $5.00 per share in exchange for 1,500,000 shares of the Company's Common Stock valued at $2.00 per share.

          At June 30, 1995, Wincanton stock was being publicly traded at approximately $10.00 per share. However, the consulting agreement between Wincanton and the Company, as discussed above, had not been publicly disclosed. The Wincanton stock has recently traded at approximately $.33 per share. Additionally, the certificate for the 600,000 shares was sent directly to a Company brokerage account. Although the broker confirmed receipt of the certificate, it was subsequently determined that the certificate is registered in the name of an entity unrelated to the Company. Although the Company is attempting to obtain clear title to the certificate, it is uncertain at this time whether, and there can be no assurance that, the Company will be able to transfer the shares for the Company's benefit. Accordingly, the Company has only valued the 200,000 shares at $.33 per share as of June 30, 1995 and has not valued the 600,000 shares. The $3,934,000 reduction in value of the Wincanton shares has been recorded as an investment loss during fiscal 1995.

          Work Recovery Pty. Ltd.

          The Company owns a 31% equity interest in Work Recovery Pty. Ltd., an Australian company. As of June 30, 1995, the Company had invested approximately $5,003,000 in this entity consisting of equity and loans. The Company has determined that these investments may not be realized or recovered and has accordingly recorded a reserve of $5,003,000 to reflect their impairment.

          Goodwill

          The Company has determined that because of the significant deterioration of the Company's financial condition, the unamortized balance of goodwill is impaired. Accordingly, $5,424,000 has been recorded as an impairment to goodwill.

          Other Assets

          The Company is unable to locate certain equipment, including ERGOS Work Simulators, previously classified as equipment not in service. Accordingly, the Company has recorded a $901,000 impairment loss for this equipment and other assets.


Results of Operations

Fiscal 1995 as Compared to Fiscal 1994

          Net sales for fiscal 1995 decreased by approximately 59.2% to approximately $8,142,000 from approximately $19,976,000 for fiscal 1994. This decrease was attributed to an approximately 97% decrease in licensing fees, a 8.2% decrease in service fees and a 52.4% decrease in equipment sales. As discussed above, deferral of licensing revenues decreased licensing revenues for fiscal 1995 by $13.6 million. Equipment sales decreased as a result of the Company relying on equipment sales to foreign licensees, which sales were not completed during fiscal 1995. Consulting fees of $600,000 for fiscal 1995 are from Wincanton Corporation as discussed above. Net service revenues decreased in fiscal 1995 as a result of decreased referrals at the Company's higher sales volume centers. There were no increases in prices for the products or services of the Company during fiscal 1995.

          Gross profit for fiscal 1995, as compared to fiscal 1994, decreased by approximately 138% to a loss of approximately
$2,973,000 from a profit of approximately $7,830,000. This decrease was directly attributable to combined losses sustained by the clinical service centers and materially reduced licensing fees. The licensing fees have a significantly lower cost of sales than clinical services and product sales.

          Selling, general and administrative expenses increased approximately 83.8% during fiscal 1995 to approximately $8,822,000 from approximately $4,801,000 for fiscal 1994. As a percentage of sales, such expenses increased to 108.4% in fiscal 1995 from 24% in fiscal 1994. The increase in such expenses was directly related to increased bad debt expense, marketing, training, legal and investor services costs, and particularly consulting incurred by the Company and costs incurred by hiring additional administrative personnel. The increase in such expenses as a percentage of sales was due to the increase in such expenses and the decrease in net sales. During fiscal 1995, the Company established a department to control the quality of clinical reports and to disseminate internal and external corporate communications, and a new position responsible for marketing to national accounts. The New Management of the Company has significantly reduced, and in some instances eliminated, unnecessary departments and positions.

          Interest expense increased 29.1% to approximately $439,000 in fiscal 1995 from approximately $340,000 in fiscal 1994, due to the adjustment of interest on the conversion of a debenture and additions to capitalized leases in connection with the acquisition of equipment.

          Cash increased $5,366,000 from approximately $1,188,000 at June 30, 1994 to approximately $6,554,000 at June 30, 1995, with the principal source being $14,821,000 received from issuances of Common Stock and Preferred Stock of the Company. The principle uses of cash for the year were loans to an Australian affiliate in the amount of approximately $1,452,000, the purchase of treasury stock of approximately $1,383,000, and the net negative cash flow from operations.

          In fiscal 1995, net trade receivables decreased $2,254,000 (64.2%) from approximately $3,509,000 at June 30, 1994 to approximately $1,255,000 at June 30, 1995. The decrease in trade receivables resulted primarily from decreased trade revenues and a net increase of $967,000 in the allowance for uncollectible amounts.

Current and long-term licensing receivables decreased to zero at June 30, 1995 from approximately $8,288,000 at June 30, 1994. The decrease in licensing receivables resulted from a bad debt reserve on unpaid prior year licensing fees and the deferral of fiscal 1995 unpaid licensing fees.

          Net goodwill and other intangible assets decreased $5,319,000 (99.4%) from approximately $5,352,000 to approximately $33,000 at June 30, 1994 and 1995, respectively, due to the impairment reserve discussed above. Income taxes payable decreased from approximately $332,000 at June 30, 1994 to zero at June 30, 1995, due to the significant operating loss of the Company for fiscal 1995.

          The equity attributable to the Series A, B, C, and D Convertible Preferred Stock decreased approximately $1,060,000 (38.6%) from fiscal 1994 to fiscal year 1995 due to conversion to Common Stock by preferred stockholders, which accounted for a portion of the increase in par value of the Common Stock and additional paid in capital. Other increases in Common Stock and additional paid in capital were the result of (i) the exercise of Warrants (1,963,499 shares); (ii) shares issued in payment of services to various legal and marketing consultants (1,061,344 shares); (iii) shares issued in investment acquisitions (4,750,000 shares); (iv) shares issued in the conversion of debt (308,189 shares); (v) shares issued under the Company's 1993 Incentive Stock Option Plan (168,000 shares); and (vi) shares issued largely pursuant to Regulation S (7,930,193 shares).



          Fiscal 1994 as Compared to Fiscal 1993

          Net sales for fiscal 1994 increased by approximately 24.9% to approximately $19,976,000 from approximately $16,000,000 for fiscal 1993. This increase was all attributable to a 183.7% increase in licensing revenues. Equipment sales for fiscal 1994 decreased 34%. This decrease was a result of a larger volume of equipment sales in fiscal 1993, which included a substantial equipment sale to one vendor. Clinical service revenues during fiscal 1994 decreased 4.4% as a result of decreased referrals. Bad debt reserves totaling $10,815,000 were recorded in fiscal 1995 on unpaid license and equipment lease sales reported in 1994 and prior.

There were no increases in prices for the products or services of the Company during fiscal 1994.

          Gross profit for fiscal 1994, as compared to fiscal 1993, increased by approximately 12.7% to approximately $7,830,000 from approximately $6,950,000. As a percentage of sales, gross profit decreased to 39.2% for fiscal 1994 from 43.4% for fiscal 1993. The decrease in gross profit as a percentage of sales was attributable to higher clinic service costs.

          Selling, general, and administrative expenses decreased approximately 10.5% during fiscal 1994 to approximately $4,801,000 from approximately $5,363,000 for fiscal 1993. As a percentage of sales, such expenses decreased to 24% in fiscal 1994 from 33.5% in fiscal 1993. The decrease in such expenses was due to increased operating efficiencies and reductions in staff generated from an improved management information system and management structure which were put into place during fiscal 1993. This continued the trend which first became noticeable in fiscal 1993. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the higher percentage of revenues from licensing agreements, which have a lower cost of sales than the clinical services and product sales.

          Interest expense decreased 49.4% to approximately $340,000 in fiscal 1994 from approximately $672,000 in fiscal 1993, due primarily to the decreased borrowing by the rehabilitation centers.

          Cash decreased $1,273,000 from approximately $2,461,000 at June 30, 1993 to approximately $1,188,000 at June 30, 1994, the principal uses being: (i) the reduction of notes payable from approximately $2,009,000 to approximately $245,000, a decrease of $1,764,000 (87.8%); (ii) investments in affiliates of approximately $2,156,000; (iii) loans to an Australian affiliate in the amount of approximately $2,481,000; and (iv) investments in buildings, office furniture, leasehold improvements and machinery and equipment, which together increased approximately $1,051,000 (16.8%). In addition, cash was used to support the Company's expansion of sales and to finance the receivables of the Company which resulted from the increase in sales.

          In fiscal 1994, the Company accepted marketable equity securities in partial payment of license fees. Net trade receivables decreased $1,473,000 (29.6%) from approximately $4,982,000 at June 30, 1993 to approximately $3,509,000 at June 30, 1994. The decrease in trade receivables resulted primarily from improved collection efforts and decreased clinical and other revenues. Licensing receivables increased $4,539,000 (121.1%) from approximately $3,749,000 at June
30, 1993 to approximately $8,288,000 at June 30, 1994. The increase in licensing receivables results from increased licensing sales and installment payments of these fees. Also, cash was used to support sales through financing. Net leases receivable increased $1,836,000 (165.7%) from approximately $1,108,000 to approximately $2,944,000 at June 30, 1994.

          Net goodwill decreased $184,000 (3.3%) from approximately $5,536,000 at June 30, 1993 to approximately $5,352,000 at June 30,
1994 due to the offsetting effect of the purchase of two centers by WRC and the renegotiated lower purchase price of the Work Simulation Centers ("WSCI"). Income taxes payable increased $163,000 (96.4%) from $169,000 at June 30, 1993 to $332,000 at June 30, 1994 due to
the increase in income of the Company for fiscal 1994.

          The equity attributable to the Series A, B, C, and D Convertible Preferred Stock decreased approximately $2,305,000 (45.6%) from fiscal year end 1993 to fiscal year end 1994 due to investors who converted to Common Stock, which accounted for part of the increase in par value of the Common Stock and additional paid in capital. The remaining change in Common Stock and additional paid in capital is primarily a result of Common Stock issued to various legal and marketing consultants and Common Stock issued to foreign investors. Retained earnings increased from approximately $457,000 at June 30, 1993 to approximately $1,792,000 at June 30, 1994, primarily due to the net income of the Company less dividends paid to those investors who converted from preferred shares to common shares.


Liquidity and Capital Resources

          The Company has sustained a significant loss for the year ended June 30, 1995 and has experienced further material financial and liquidity deterioration since year end. The financial condition of the Company is perilous. It is unlikely the Company will be able to continue day to day operations without seeking protection from creditors under the bankruptcy laws.

          In January 1996, the New Management of the Company began an immediate, aggressive cost reduction program, which includes the selling or closing of unprofitable centers and the reduction of corporate staff and other expenses, in an effort to provide for and alleviate immediate and short-term cash requirements.

          New Management is also investigating possible sources of additional capital. In February 1996, the Company secured a $500,000 loan at an interest rate of 10% per annum from a private disability management company. This loan is convertible into Common Stock of the Company and is secured by certain ERGOS equipment pursuant to the loan agreement. See Exhibit 10.28 to this Report. Management estimates the Company needs between $8-$12 million to fund current negative cash flows from operations and to fund its business development plan over the next 24 months. At the date of this Report no commitments for such capital have been received. The Company's financial condition, the legal actions against the Company and contingencies, as discussed below, severely limit the Company's ability to obtain additional financing outside of bankruptcy. There can be no assurance that additional financing will be available and, or if available, that the terms and conditions of any such financing would be acceptable to the Company.

          The Company during the fiscal years 1995 and 1994 provided for its cash needs from issuances of its Common Stock. Common Stock was issued as a result of the exercise of Warrants and employee incentive stock options, sales under Regulation S, and the consideration for business investments.

          The holders of Warrants to purchase Common Stock of the Company are currently unable to exercise their Warrants until the Company files an amendment to its Registration Statement. As more fully described in Note 16 to the Company's Consolidated Financial Statements, the Company intends to file such an amendment. The Company intends to use funds which may be obtained from the exercise of Warrants, if any, to further its expansion strategy. There can be no assurance, however, that the Company will receive any funds through the exercise of Warrants. In addition, it should be noted that warrants sold by the Company in a Regulation D private placement in 1993 contain significant anti-dilution provisions to protect the holders of such warrants from dilution through the sale of "cheap stock". These provisions may prohibit the Company from issuing stock or securities convertible into Common Stock at prices less than the initial exercise prices without adjusting the exercise prices and quantity of securities which such holders may purchase. As a result of the foregoing, any issuances of securities which occurred after the issuance of such warrants, and any further issuance of securities which may be effected as a result of financing, settlements, or other matters (the aggregate total of such securities being impossible to predict at this time) could result in substantial dilution to the Company's Common Stock and have a serious negative impact on the capitalization of the Company. Please refer to the specific text of the various warrant agreements at Exhibit 4.1 of this Report.

          New Management knows of four contingencies which may require, during the next 24 to 36 months, the expenditure of a material amount of the liquid assets of the Company. First are the defense costs and resolution of the lawsuits against the Company. One such lawsuit brought by Al Sabah Trading and Development Company, PLC (See "- Legal Proceedings") involves the claim that the license fees paid are refundable to the licensee if the Company fails to perform on the license agreement. The Company has billed but failed to complete and ship ERGOS units. This condition, if not corrected by the Company, could constitute a default and require refunding of license fees paid on the agreements. Additionally, amounts previously collected on other license agreements in force, totalling $5,738,000, may be refundable in the event of continuing default by the Company on these respective agreements. Second are the legal costs to restructure the operations of the Company, including the sale or closing of service centers; to investigate and resolve the status of licensing, equipment lease and other contractual arrangements; and to resolve regulatory investigations of the Company. Third are the Company's expansion plans, to which the Company will not commit unless and until sufficient liquid reserves are available. There can be no assurance that sufficient liquid reserves will be available.

          The fourth contingency is potential violations of Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Regulation S, as applied to the Company, generally requires that securities sold pursuant to Regulation S not be sold or transferred to a U.S resident prior to the expiration of a 40-day restricted period following the closing of the offering in which they were originally sold by the Company. The following table provides certain information regarding three issuances pursuant to Regulation S for which the Company instructed its transfer agent to remove legends from the certificates representing the securities prior to the end of the 40-day restricted periods.



Date Subscription                               Dollar Amount of
Agreement Accepted      Number of Shares        Sales by Company

May 17, 1995               354,000               $  425,000
June 16, 1995              479,166               $  575,000
June 21, 1995              500,000               $1,000,000


In each of these cases, the Company has been informed that the shares were placed in street name but held for the benefit of non-U.S. persons prior to the end of the 40-day restricted periods. The Company and its outside counsel are investigating to determine whether a violation of Regulation S has occurred.

          It should be noted that the Commission has become increasingly concerned regarding immediate transfers following the 40-day period and that it has generally only issued no-action letters where Regulation S equity securities are to be held offshore for at least one year.

          If a violation has occurred, the Commission could elect to bring an administrative proceeding against the Company alleging violations of the registration requirements of Section 5 of the Securities Act in connection with these Regulation S transactions. Further, if a violation has occurred, such transactions could lead to civil litigation by private plaintiffs against the Company alleging violations of Section 5. Any such administrative proceeding by the Commission or civil litigation by private plaintiffs could have a material adverse effect on the Company and its liquidity.

Inflation

          While inflation has not had a material impact on operating results, there can be no assurance that the business of the Company, on a consolidated basis, will not be affected by inflation in the future.

Item 8.            Financial Statements and Supplementary Data


          The audited financial statements and supporting schedules required under this item are listed in Item 14, below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          During the fiscal years ended June 30, 1995 and June 30, 1994, there were no changes in or disagreements with the independent accountants engaged to audit the Company's financial statements.

                 PART  III




Item 10.        Directors and Executive Officers of the Registrant

          The following table sets forth the names of all directors, executive officers and significant employees of the Company, and of its significant subsidiaries, as well as their ages and positions as of the date of this Report:



          Name                  Age           Position with Company

Dorcas R. Hardy (1)             49         Chair of the Board of
                                           Directors and Acting
                                           President, Acting
                                           Chief Executive Officer
                                           and Acting Chief
                                           Financial Officer

John E. Affeldt, MD (3)         77         Director

Julian De La Rosa (2)           56         Director

Renato DiPentima (1)            55         Director

William R. Sauey (2)            68         Director

Edward M. Young (1)(2)          49         Director

Hirsch Handmaker, M.D.          55         Acting Secretary

John J. Banks                   50         Vice President of
                                           Research and Development

Mark S. Dakos                   41         Vice President of
                                           Governmental Affairs


          (1)      Member of the Executive Committee
          (2)      Member of the Audit Committee
          (3)      Chairman of the Scientific Advisory Committee

Biographical Profiles

          Following are biographical profiles of each individual serving as a director, executive officer or significant employee of the Company or its significant subsidiaries as of the date of this Report.

          Dorcas R. Hardy. Ms. Hardy has been the Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and a Director of the Company since January 18, 1996. From 1989 to the present, Ms. Hardy has provided management consulting for government and corporate entities regarding health care, strategic planning and governmental relations. She is currently President of Dorcas R. Hardy & Associates, a government relations and public policy consulting firm. From January 1995 until early October 1995, Dorcas
R. Hardy & Associates provided consulting services to the Company.

          From 1986 to 1989, Ms. Hardy served as U.S. Commissioner of Social Security. Ms. Hardy oversaw a budget of nearly $350 billion, including administrative costs of more than $4 billion. She was an international leader in promoting solutions for social insurance systems around the world.

          From 1981 to 1986, Ms. Hardy served as U.S. Assistant Secretary of Health and Human Services where she was responsible for more than $6 billion of social services programs. Previously she was Assistant Secretary for Health in the State of California.

          John E. Affeldt, M.D. Dr. Affeldt has been a Director of the Company since January 22, 1996. Dr. Affeldt has served as Medical Advisor for Beverly Enterprises from 1986 to present. From 1977 to 1986, Dr. Affeldt was the President of the Joint Commission of Health Care Organizations, which accredits more than 6,000 acute care hospitals, as well as outpatient health care facilities.

          Julian W. De La Rosa. Mr. De La Rosa was appointed a Director of the Company on January 18, 1996. From June 1993 to the present, Mr. De La Rosa has been a consultant on major programs of the U.S. Department of Labor including ERISA, Job Training, Workers' Compensation, Pensions and Health Insurance. From 1990 to March 1993, Mr. De La Rosa was Inspector General of the U.S. Department of Labor and during that time he served as Vice Chair of the President's Council on Integrity and Efficiency, which coordinates the activities of all Inspectors General, The Office of Government Ethics, the Office of Special Counsel, and the Office of Management and Budget.

          Renato DiPentima, PhD. Dr. DiPentima was appointed a Director of the Company on January 18, 1996. From July 1995 to the present, Dr. DiPentima has been Vice President and Chief Information Officer for SRA Corporation where he is responsible for information systems and services, including software development, systems and network integration and business reengineering. From June 1963 to July 1995, Dr. DiPentima held various positions with the Social Security Administration, serving as the Deputy Commissioner for Systems from 1987 to 1995.

          William R. Sauey. Mr. Sauey has been a Director of the Company since January 22, 1996. Mr. Sauey has been Chairman of the Nordic Group of Companies, Ltd., a privately held corporation providing management services to manufacturing and service businesses, for more than five years. Mr. Sauey is also a director of the Advisory Board of Liberty Mutual Insurance Company and a director of Suomi College in Michigan.

          Edward M. Young. Mr. Young has been a Director of the Company since January 18, 1996. From 1992 to the present, Mr. Young has been Chairman, President and Chief Executive Officer of American Cytogenetics, Inc., a publicly-held company which owns and manages specialty clinical laboratories. Mr. Young was a health care management consultant with Bedford International from 1990 to 1991.


          Hirsch Handmaker, M.D. Dr. Handmaker has been Acting Secretary of the Company since January 18, 1996. Dr. Handmaker is the founder and owner and has served as President of Healthcare Technology Group ("HTG") since 1988. HTG is a management and consulting firm which specializes in providing technical, marketing and business advice to hospitals, corporate entities, medical practices, investors and to entities interested in the healthcare and medical services business. Dr. Handmaker also serves as Executive Director of the Arizona Institute of Nuclear Medicine and is the Medical Director of Papago Imaging. He has been a practicing radiologist and nuclear medicine physician for twenty- five years.

           John J. Banks. Mr. Banks was appointed Vice President of Research and Development in January 1996, having served as Vice President of International Operations since May 1995 and Coordinator of International Operations since February 1993. Prior to these appointments, Mr. Banks served as the Company's Director of Research and Development from July 1986. As Vice President of Research and Development, Mr. Banks has responsibility for the research and development for the ERGOS Work Simulator and its continuing enhancements.

          Mark S. Dakos. Mr. Dakos joined the Company in July 1994, as Special Projects Director, and was promoted to Vice President of Governmental Affairs in May 1995. In these positions, Mr. Dakos has responsibility for the Company's work with governmental agencies as well as the Company's efforts to effect state legislative reform in the areas of workers' compensation and disability determination.
Mr. Dakos was the owner and manager of Work Recovery Center - Hawaii, Inc., from January 1994 until June 1994, a rehabilitation facility using ERGOS and related equipment of the Company. Mr. Dakos operated Mark S. Dakos & Associates, a Sacramento, California-based business specializing in vocational counseling and rehabilitation, from December 1989 until December 1993.

Item 11.           Executive Compensation

Summary Compensation

          The following table sets forth the compensation paid to the Chief Executive Officer and the next four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during the periods indicated.

                                     Summary Compensation Table

                                                        Other    Number of
                                                        Annual   Securities
Name and              Year Ended                        Compen-  Underlying
Principal Position     June 30       Salary    Bonus    sation   Options

Thomas L. Brandon
Chairman, President
and Chief Executive
Officer  <F1>              1995      $ 181,500          $171,891<F2> 6,200,000

Thomas L. Brandon
Chairman, President
and Chief Executive
Officer  <F1>              1994      $ 109,500  $20,000

Thomas L. Brandon
Chairman, President
and Chief Executive
Officer  <F1>              1993      $  96,000

Robert B. Bunker
Chief Financial
Officer  <F3>              1995      $ 120,000  $ 5,000             400,000

Linda J. Duncan
Chief Operating
Officer  <F4>              1995      $  92,000  $18,300             410,000

John J. Banks
Vice President of
International
Operations                1995      $  58,000  $70,000             394,400

<F1>       Mr. Brandon served as Chief Executive Officer
           from December 1989 until November 4, 1992 and from March 24, 1994 to December 14, 1995 .
<F2>       Includes reimbursement of personal expenses
           and use of Company car.
<F3>       Mr. Bunker served as Chief Financial Officer
           from February 15, 1994 until January 18, 1996.
<F4>       Ms. Duncan served as Chief Operating Officer
           from March 24, 1994 until January 18, 1996.







Option Grants

         The following table provides information with respect to stock option grants made to each of the Named Executive Officers during the fiscal year ended June 30, 1995. No stock appreciation rights were granted to these individuals during such period.


                                     Option Grants in Last Fiscal Year


                          Percent of                         Potential Realizable
                          Total                              Value at
             Number of    Options                            Annual rates of
             Securities   Granted to                         Stock Price
             Underlying   Employees   Exercise               Appreciation for
Named        Options      on Fiscal   Price per  Expiration  Option Term
Officers     Granted      Year        Share      Date           5%      10%
- ----------   ------------ ----------- ---------- ----------- --------------------
Thomas L.
Brandon          300,000     3.05%    $ 2.01     8/31/99    $110,700  $291,871
                 150,000     1.52       2.50     8/31/99        -       72,435
                 150,000     1.52       3.00     8/31/99        -        -
                 300,000     3.05       6.00     8/31/99        -        -
                 300,000     3.05       7.00     8/31/99        -        -
               3,000,000    30.48      10.00     8/31/99        -        -
               2,000,000    20.32      15.00     8/31/99        -        -

Robert           100,000     1.02       1.83     8/31/99      54,900   115,290
Bunker            50,000      .51       2.50     8/31/99        -       24,145
                  50,000      .51       3.00     8/31/99        -        -
                 100,000     1.02       6.00     8/31/99        -        -
                 100,000     1.02       7.00     8/31/99        -        -

Linda J.          10,000      .10       1.58     7/20/95         790     1,580
Duncan           100,000     1.02       1.83     8/31/99      54,900   115,290
                  50,000      .51       2.50     8/31/99        -       24,145
                  50,000      .51       3.00     8/31/99        -        -
                 100,000     1.02       6.00     8/31/99        -        -
                 100,000     1.02       7.00     8/31/99        -        -

John J.           44,400      .45       1.58     7/20/95       3,508     7,015
Banks             25,000      .25       1.83     8/31/99      13,725    28,823
                 250,000     2.25       1.25     5/03/00     168,750   354,375
                  12,500      .13       2.50     8/31/99         -       6,036
                  12,500      .13       3.00     8/31/99         -       -
                  25,000      .25       6.00     8/31/99         -       -
                  25,000      .25       7.00     8/31/99         -       -

Aggregated Option Exercise and Fiscal Year-End Option Values

          The following table sets forth information with respect to the exercise of stock options by the Named Executive Officers during the fiscal year ended June 30, 1995 and the number and value of unexercised options held by the named executive officers at June 30, 1995.


         Aggregated Option Exercises in Last Fiscal Year and
                   Fiscal Year-End Option Values


                                              Number of       Value of
                      Shares      Value       Unexercised     Unexercised
                      Acquired    Realized    Options at      In-the-Money
                      Upon        Upon        Fiscal Year     Options at Fiscal
Named Officer         Exercise    Exercise    End <F1>        Year End <F1>
Thomas L. Brandon <F2>    -          -         6,200,000      $3,108,000

Robert B. Bunker <F3>     -          -           400,000       1,054,500

Linda J. Duncan <F3>   10,000     $ 2,500        400,000       1,054,500

John J. Banks          44,400      62,160        350,000       1,458,500

<F1>  All options were exercisable at the end of fiscal 1995.

<F2>  All of Mr. Brandon's unexercised options terminate three months after cessation of his employment with the Company. Mr. Brandon resigned as an employee effective January 19, 1996.

<F3>  The Company entered into a separate Severance Agreement and
      Releases dated January 18, 1996 with each of Ms. Duncan and Mr. Bunker. These agreements provide, in part, that the Company, at the discretion of the Compensation Committee, shall replace the options held by Ms. Duncan and Mr. Bunker to each purchase 400,000 shares with options to each purchase 170,000 shares of the Company's Common Stock at an exercise price of $1.50 per share for a period expiring on the date two years following the date they cease to be employed by the Company.

Executive Compensation Committee Interlocks and Insider
Participation

          The Executive Compensation Committee, which until January 18, 1996, consisted of Ms. Patricia Golde and Dr. Charles Rastatter, exercises all the powers of the Board in authorizing and approving the compensation of senior executives of the Company and its subsidiaries, and determines awards under various incentive plans, including the Company's 1993 Incentive Stock Option Plan. The new Board of Directors, at the date of this Report, has not yet appointed members to the Compensation Committee.

          Mr. Brandon, until December 14, 1995, was the President and Chief Executive Officer of the Company and each of its significant subsidiaries and was a member of the Compensation
Committee until his resignation from that committee in August 1994.
 Compensation of Directors

          Former Directors who were not employees of the Company received $1,500 for each Board meeting attended and received no additional compensation for attending committee meetings. Directors were reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

          New Directors of the Company who are not officers of the Company receive (1) $1,500 per Board or committee meeting attended plus expenses for meeting attendance; $500 for telephonic board meetings; (2) 100,000 warrants for serving as a director, 25,000 warrants for each committee membership, and 25,000 warrants for each committee chair; (3) indemnification agreements substantially in the form previously granted to former directors and senior officers of the Company; and (4) coverage under a directors' and officers' insurance policy with maximum limits of not less than $5 million. The warrants are for the purchase of the Common Stock of the Company and are exercisable for five years at an exercise price equal to the average closing bid price of the Company's stock for a twenty-day trading period commencing with the date that is ten days prior to the earlier of the date of the public announcement of such person becoming a director or the date of the first meeting of the Board of Directors after the appointment or election of such director.

          The Company paid Lifestyle Enhancement Systems, Inc.
$76,274 during fiscal 1995 for consulting fees. Dr. Charles
Rastatter, a director of the Company until January 18, 1996, is an officer and owner of that entity. Employment Contracts, Termination and Change of Control

          None of the Company's executive officers has an employment contract with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors. On January 18, 1996, the Board of Directors of the Company and the Team for New Management LLC. ("Team") effected a change in control through a voluntary, negotiated change in the composition of the Board of Directors and management of the Company. The Team was formed to help finance and conduct a proxy solicitation against the former management and to provide management services to the Company if a new Board were installed.

          On January 18, 1996, the Company entered into an Interim Management Services Agreement ("IMSA") with the Team. During the term of the IMSA, the Team will provide the Company the executive management services that generally are performed by a corporation's President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In particular, the Team will employ Dorcas
R. Hardy and make her services available to the Company as Acting President and Acting Chief Executive Officer. On January 18, 1996, The Board of Directors of the Company appointed Ms. Hardy as Acting Chair of the Board, Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. The initial IMSA expired April 17, 1996. The agreement was extended by the Board of Directors to July 18,1996. Under the IMSA, the Company will pay the Team $25,000 per week and will advance or reimburse the Team's out-of-pocket expenses associated with services provided under the IMSA.

          The former directors of the Company authorized, subject to approval by the shareholders of the Company and negotiation with the Team of a definitive Management Services Agreement to replace the IMSA, the issuance of warrants to the Team exercisable for five years to purchase (i) three million shares of the Common Stock of the Company at an exercise price of $1.25 per share; (ii) three million shares of the Common Stock of the Company at an exercise price equal to the average closing bid price of the Common Stock for the 20 day trading period beginning 10 days prior to January 18, 1996 ($.72); (iii) two million shares of Common Stock of the Company at an exercise price of $3.00 per share; and (iv) two million shares of Common Stock of the Company at an exercise price of $5.00 per share. These warrants will be issued as restricted securities; will carry unlimited piggyback registration rights on all underwritten public offerings or registrations of outstanding shares by the Company, subject to reasonable cutback pro rata with other secondary sellers, as may be requested by the managing underwriter; will have the rights to participate pari passu with demand registration rights of other holders of shares of Common Stock, including shares underlying any outstanding options or warrants; and will carry two demand registration rights for which the Company will bear all expenses.

          The warrant or stock option incentives for Ms. Hardy as an officer and director of the Company, but excluding cash bonuses paid based upon stock price appreciation, along with similar stock incentives that the Company is anticipated to offer for executive officers to be hired will also come from, or cause a deduction from the warrant package to be issued to, the Team.

          On January 18, 1996, the Company also entered into a Severance Agreement and Release (the "Severance Agreement") with each of Robert B. Bunker, the Company's former Senior Vice President and Chief Financial Officer, and Linda J. Duncan, the Company's former Senior Vice President, Secretary and Chief Operating Officer.

Under the Severance Agreement with Mr. Bunker, the Company will pay him severance equal to one year's salary paid out over a period of thirty months upon termination from the Company, payable monthly in arrears, at the per annum rate of $120,000, with any unpaid amounts payable in full if and when the Company reimburses the Team for its expenses through January 2, 1996. During a twelve month period, the Company will provide Mr. Bunker with the health care and other benefits provided to the Company's senior executives; provided, however, that the aggregate amount of such other benefits (excluding health care benefits) shall not exceed 5% of the per annum severance pay. In addition, the Company, through its Compensation Committee and subject to the discretion of the Compensation Committee, will reprice and extend the exercise period in respect of the stock options granted to Mr. Bunker such that he will have options to purchase 170,000 shares of the Company's Common Stock at an exercise price of $1.50 per share for a period expiring on the date two years following the date on which Mr. Bunker ceases his full time employment with the Company.

          In exchange for the consideration described above, Mr. Bunker will assist in the orderly transition of management control and make himself available to provide all requested information about the Company. Mr. Bunker, however, is not obligated to provide any particular number of hours of assistance and is entitled to seek and accept other employment. Mr. Bunker also has agreed not to solicit any customer or licensee of the Company or its related entities for purposes the effect of which would be to adversely impact the volume of business of such customer or licensee with the Company or its related entities. In addition, Mr. Bunker has agreed not to compete with the Business of the Company (as defined) and certain related entities in the Geographic Area (as defined) until January 18, 1999. Further Mr. Bunker has released the Company and its related entities and certain other parties from claims and causes of action existing as of January 18, 1996. Likewise, the Company has agreed not to assert against Mr. Bunker any claim existing as of January 18, 1996, subject to certain exceptions. Finally, Mr. Bunker has agreed to the establishment of a voting trust into which all of his capital stock in the Company, whether now owned or hereafter acquired, will be placed and has agreed that the voting trustee shall be the President of the Company.

          The Severance Agreement with Linda J. Duncan is substantially similar to the Severance Agreement with Mr. Bunker except that Ms. Duncan's severance pay is payable at the per annum rate of $96,000.

          Effective February 1, 1996, the Company also entered into a Mutual Release and Settlement Agreement ("Settlement Agreement") with Christopher Bingham, the former Chief Executive Officer of Work Recovery Europe, Ltd. and a former Director of the Company. Under the Settlement Agreement with Mr. Bingham, the Company will pay him as severance pay $25,000 by August 1, 1996 ("Severance Pay"). The Severance Pay is payable in full when the Company reimburses the Team for its expenses through January 2, 1996. If the Team does not receive reimbursement for its expenses by August 1, 1996, any unpaid Severance Pay is then due in full. In addition, Mr. Bingham received certain computer equipment valued at less than $10,000.

          In exchange for the consideration described above, Mr.
Bingham will assist in the orderly transition of management control.

Mr. Bingham is not obligated to provide any particular number of hours of assistance and is entitled to seek and accept other employment. Mr. Bingham has released the Company from any claims and causes of actions and likewise the Company has agreed not to assert any claims against Mr. Bingham.

                      EXECUTIVE COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

          The former members of the Executive Compensation Committee of the Board of Directors resigned January 18, 1996. The actions of the Committee, as reported below, were taken without the benefit of subsequent financial and other disclosures which gave rise to the substantial net loss of the Company for fiscal 1995. This Executive Compensation Committee Report is made by the former members of the Committee. As of the date of this Report, the Board of Directors had not yet appointed any new members to the Committee to replace the former members who resigned January 1996. This Executive Compensation Committee Report is presented pursuant to
Item 402 of Regulation S-K. Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, this report and the graph which follows this report shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 402(a)(9) of Regulation S-K.

          On March 24, 1994, the Company established an Executive Compensation Committee, comprised of two independent members of the Board, Ms. Patricia D. Golde and Dr. Charles J. Rastatter, and the Chairman of the Board, Mr. Brandon. Prior to establishing the Executive Compensation Committee, the entire Board held primary responsibility for determining executive compensation. In August 1994, Mr. Brandon resigned from the Committee and Dr. Rastatter assumed the role of Chairman of the Executive Compensation Committee.

          The Executive Compensation Committee exercises all of the powers of the Board in the authorization and approval of the compensation of executive officers of the Company and its subsidiaries, including awards of stock options to all employees. The goals of the Executive Compensation Committee are to provide compensation packages to the officers of the Company which are highly incentive based with a modest compensation base, compared to industry standards, coupled with bonus and stock option incentive awards based on corporate performance, business unit performance and personal performance. The Executive Compensation Committee believes this strategy will best align the interests of management with those of the shareholders.

          The Executive Compensation Committee, in furtherance of this policy, during fiscal 1995 awarded stock options, including certain options under the Company's 1993 Incentive Stock Option Program, to many employees of the Company, including management, based on years of service and individual contribution to the overall goals of the Company and its shareholders.

          In May 1995, the Executive Compensation Committee approved base compensation packages for several newly-appointed Vice
Presidents.

             The Executive Compensation Committee made no changes to the base compensation packages for Mr. Bunker or Ms. Duncan in fiscal 1995; however, an upward adjustment of approximately 66% was made to Mr. Brandon's base compensation package for fiscal 1995.
The Committee determined that the following factors justified this increase:

          a) The Company's performance during fiscal 1994 as compared to fiscal 1993. Prior to restatements fiscal 1994 sales increased approximately 53% and net income increased approximately 333% as compared to fiscal 1993.

          b) Mr. Brandon's personal contribution to this increased performance was determined to be substantial.

          c) Mr. Brandon's base compensation remained low by industry standards. A report on "Executive and Board Compensation at Public Companies," published by a national accounting firm, indicates that, for manufacturing companies with annual revenues below $500 million, Chief Executive Officers earned an average base compensation of approximately $300,000; for high-tech companies this figure is approximately $225,000.


          Respectfully submitted,
          Former Executive Compensation Committee:

          Patricia D. Golde
          Charles J. Rastatter

Item 12.      Security Ownership of Certain Beneficial Owners and
Management

          The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 1996 by (1) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (2) the Named Executive Officers, (3) each of the Company's directors, and
(4) all directors and officers of the Company as a group. Except as otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law. Table I
furnishes the information required by Item 403(b).   Table II
provides the same information except that only current executive officers are included rather than the Named Executive Officers as defined by Item 402(a)(3) and the exclusion of Mr. Brandon who is believed not to own beneficially more than 5% of the outstanding Common Stock upon termination of his stock options. The purpose of Table II is to illustrate the beneficial ownership of the Company's management following the change in control.

                                    TABLE I


                                          Number of Shares
                 Name and Address of      of Beneficial     Percent of
Title of Class   Beneficial Owner <F1>    Ownership <F2>    Class <F3>

Common Stock     Dorcas R. Hardy              5,500             <F10>

Common Stock     John E. Affeldt, MD        125,000 <F4>        <F10>

Common Stock     Julian De La Rosa          125,000 <F4>        <F10>

Common Stock     Renato DiPentima           125,000 <F4>        <F10>

Common Stock     William R. Sauey           135,000 <F4>        <F10>

Common Stock     Edward M. Young            150,000 <F5>        <F10>

Common Stock     John J. Banks              350,100 <F6>        <F10>

Common Stock     Thomas L. Brandon        7,739,280 <F7><F8>   14.85%

Common Stock     Robert B. Bunker           171,000 <F9>        <F10>

Common Stock     Linda J. Duncan            180,800 <F9>        <F10>

                 Directors and Executive
                 Officers as a Group      9,353,180            17.45%


                                    TABLE II


                                          Number of Shares
                 Name and Address of      of Beneficial     Percent of
Title of Class   Beneficial Owner <F1>    Ownership <F2>    Class <F3>

Common Stock     Dorcas R. Hardy              5,500         <F10>

Common Stock     John E. Affeldt, MD        125,000 <F4>    <F10>

Common Stock     Julian De La Rosa          125,000 <F4>    <F10>

Common Stock     Renato DiPentima           125,000 <F4>    <F10>

Common Stock     William R. Sauey           135,000 <F4>    <F10>

Common Stock     Edward M. Young            150,000 <F5>    <F10>

Common Stock     John J. Banks              350,100 <F6>    <F10>

                 Directors and Executive
                 Officers as a Group      1,284,100         2.73%

Notes to Table I and Table II:

<F1>   The address of all beneficial owners is 2341 South
       Friebus Avenue, Tucson, Arizona 85713, except for Mr. Brandon whose address is 5555 E. 5th Street, Tucson, AZ 85711.

<F2>   The information shown is based upon information
       furnished by the respective directors and executive officers.

<F3>   Percentages are based upon 46,592,998 shares
       outstanding on April 1, 1996, excluding 674,375 shares held in treasury and assuming no conversion of preferred stock. As of March 1, 1996 there were also 113 shares of Series A Preferred Stock, 58,662 of Series B Preferred Stock, 71,912 of Series C Preferred Stock and 8,000 of Series D Preferred Stock which had been issued and were outstanding, all of which are immediately convertible into Common Stock. If converted on April 1, 1996, an additional 1,018,000 shares of Common Stock would have been issued.

<F4>   Includes immediately exercisable warrants to
       purchase 125,000 shares of the Common Stock of the Company.

<F5>   Includes immediately exercisable warrants to
       purchase 150,000 shares of the Common Stock of the Company.

<F6>   Includes immediately exercisable stock options to
       purchase 350,000 shares of the Common stock of the Company. Mr. Banks disclaims beneficial ownership of 13,100 shares of Common Stock held by his wife.

<F7>   Includes 6,200,000 of immediately exercisable stock
       options to purchase 6,200,000 shares of the Common Stock of the Company. As of the date of this Report all of these stock options have terminated. The number of shares held by Mr. Brandon was obtained from the records of the Company's transfer agent.

<F8>   Mr. Brandon disclaims beneficial ownership of
       55,875 shares of Common Stock held by his wife and minor child.

<F9>   Includes 170,000 shares of immediately exercisable
       stock options and assumes Compensation Committee approval.

<F10>  Represents less than 1% of the outstanding shares
       of Common Stock.


Item 13.        Certain Relationships and Related Transactions

          The following describes matters which have been confirmed by New Management of the Company as of the date of this Report:

          The Company engaged, from time to time, a corporation owned by the brother of Mr. Brandon to deliver ERGOS machines and to perform certain other related services. The cost of these services approximated $96,000 for the fiscal year ended June 30, 1995. The Company discontinued the services of this entity effective January 18, 1996. The Company paid approximately $85,000 directly to Mr. Brandon for advertising during the fiscal year ended June 30, 1995 for a NASCAR racing team believed to be owned by Mr. Brandon. The Company paid Lifestyle Enhancement Systems, Inc. approximately $76,000 for consulting services rendered during the fiscal year ended June 30, 1995. Dr. Rastatter, a member of the Board of Directors of the Company until January 18, 1996, is an officer and an owner of that company. The Company purchased two rehabilitation centers from Mark S. Dakos, an officer of the Company, for a net purchase price of $85,000.

          The Company's Articles of Incorporation contain indemnification and exculpation provisions. In addition, the Company has entered into indemnification agreements with each of its former directors and with certain former officers.

          On October 27, 1995, the Company advanced $100,000 in payment of legal fees, subject to the terms of indemnification agreements, to the law firm representing Mr. Brandon, Mr. Bunker and Ms. Duncan. Subsequently, the former Board of Directors of the Company appointed independent counsel to review the conduct of Mr. Brandon, Mr. Bunker and Ms. Duncan and determine whether their individual conduct would preclude the Company from advancing expenses on their behalf in connection with certain legal proceedings prior to the disposition of those proceedings. Independent counsel has determined that Mr. Brandon's conduct does not satisfy certain standards of conduct and that as a result the Company is precluded from advancing expenses on behalf of Mr. Brandon in connection with certain legal proceedings. Independent counsel has determined that both Ms. Duncan and Mr. Bunker are not precluded from indemnification and the advancement of legal expenses. In January 1996, the Company advanced legal expenses for Ms. Duncan and Mr. Bunker of $60,000 each.

                                PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K


       (a)(1) Financial Statements. The following financial statements are included in this Form 10-K

               Opinion of Independent Certified Public Accountants

               Consolidated Balance Sheets as of June 30, 1995 and
               1994

               Consolidated Statements of Operations for the fiscal years ended June 30, 1995, 1994 and 1993

               Consolidated Statements of Shareholders' Equity for the fiscal years ended June 30, 1995, 1994 and
               1993

               Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements

       (a)(2) Financial Statement Schedules. The following financial statement schedule is included in this Form 10-K and should be read in conjunction with the financial statements:

               VIII - Valuation and Qualifying Accounts for the fiscal years ended June 30, 1995, 1994 and 1993

       (a)(3)  Exhibits

               3.1* Certificate of Incorporation, Certificate of Amendment dated February 12, 1990
                      (changing name and reverse splitting
                      capital shares), Certificate of Amendment dated July 20, 1990 (establishing a Series
                      A Preferred Stock), Certificate of
                      Amendment dated October 31, 1990
                      (amending Series A Preferred Stock
                      provisions), Certificate of Amendment
                      dated October 31, 1990 (amending Series
                      Preferred Stock provisions), Certificate of Amendment dated March 18, 1993 (establishing a Series C Preferred Stock), Certificate of Amendment dated May 19, 1993 increasing authorized capital shares), and Certificate of Amendment dated June 1,
                      1993 (establishing a Series D Preferred
                      Stock).

               3.2* Bylaws

               4.1*   Warrant Agreement dated May 5, 1993,
                      Registration Rights Agreement dated May 5,
                      1993, Warrant Agreement dated June 7,
                      1993, Registration Rights Agreement dated
                      June 7, 1993, Dealer Warrant Agreement
                      dated June 7, 1993, Dealer Registration
                      Rights Agreement dated May 5, 1993, Dealer
                      Warrant Agreement dated June 7, 1993, Dealer
                      Registration Rights Agreement dated June
                      7, 1993, and Stock Sale Agreement and
                      Debenture Purchase and Registration Rights
                      Agreement dated April 1, 1993.

               10.1   Form of the Company's 1993 Incentive Stock
                      Option Plan is hereby incorporated by
                      reference from the Registrant's
                      Registration Statement on Form S-8 dated
                      November 18, 1993.

               10.2* License Agreement, dated November 14, 1992, between the Company and Capital Vocational
                      Specialists, Inc.

               10.3* License Agreement, dated November 16, 1992, between the Company and Stichting
                      Werkenrode
               10.4* Master License Agreement, dated May 4, 1993, between the Company and Work Recovery
                      Pty., Ltd.
               10.5* License Agreement, dated June 1, 1993, between the Company and Zhuhai Trading Systems

               10.6* License Agreement, dated March 30, 1993, between the Company and Mike C. Abraham

               10.7* License Agreement, dated April 28, 1993, between the Company and Midwestern
                      Diagnostic Assessment Services, Inc.

               10.8*  License Agreement, dated June 4, 1993,
                      between the Company and Douglas A. Larson

               10.9* License Agreement, dated September 29, 1993, between the Company and World Co. Ltd.

              10.10* License Agreement, dated December 28, 1993, between the Company and Queensland
                      Industries, Inc.

              10.11* License Agreement, dated March 25, 1994, between the Company and INC/Eurocontrols
                      Corp.

              10.12* License Agreement, dated March 25, 1994, between the Company and Alliance Medical

              10.13   License Agreement, dated June 29, 1994,
                      between the Company and Manados
                      Investments, Ltd.

              10.14 Consulting Agreement, dated July 1, 1994, between the Company and Wincanton
                      Corporation

              10.15 License Agreement, dated September 10, 1994, between the Company and Al-Sabah Trading and Development Company PLC

              10.16   Master License Distributor Agreement, dated
                      December 5, 1994, between the Company and
                      Tradesman Industries, Inc.

              10.17 Employment Agreement, dated March 1, 1995, between the Company and Bobby S. Roberts.

              10.18   License Agreement, dated March 9, 1995,
                      between the Company and Work Recovery Far
                      East

              10.19 License Agreement, dated March 13, 1995, between the Company and Neval Ltd.

              10.20   License Agreement, dated May 24, 1995,
                      between the Company and Al-Sabah Trading and Development Company PLC

              10.21   License Agreement, dated June 19, 1995,
                      between the Company and Work Recovery Far
                      East

              10.22 Guarantee and Security agreement, dated July 20, 1995,between the Company and Yorkton
                      Securities,Inc.

              10.23 License Agreement, dated September 11, 1995 between the Company and Intermedia Com.

              10.24 Agreement, dated January 18, 1996, between the Company and Team for New Management, L.L.C. is hereby incorporated by reference from the Registrant's Form 8-K dated January 18, 1996.

              10.25 Interim Management Services Agreement, dated January 18, 1996, between the Company and Team for New Management, L.L.C. is hereby incorporated by reference from the Registrant's Form 8-K dated January 18, 1996.

              10.26 Severance Agreement and Release, dated January 18, 1996, between the Company and Robert B. Bunker is hereby incorporated by reference from the Registrant's Form 8-K dated January 18, 1996.

              10.27 Severance Agreement and Release, dated January 18, 1996, between the Company and Linda J. Duncan is hereby incorporated by reference from the Registrant's Form 8-K dated January 18, 1996.

              10.28 Loan Agreement, dated February 26, 1996, between the Company and Allsup Inc.

              10.29 Severance Agreement and Release, dated March 4, 1996, between the Company and Christopher H. Bingham a former officer and a former Director of the Company.



         (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 1995.

               A Report on Form 8-K, dated November 8, 1995, was filed by the Registrant, which reported under Item
               5 the delisting of the Registrant's securities from Nasdaq effective November 9, 1995.

               A Report on Form 8-K, dated January 3, 1996, was filed by the Registrant which reported under Item 5 that the Registrant and Team for New Management, L.L.C entered into a letter of intent that contemplates a change in control of the Board of Directors and management of the Registrant.

               A Report on Form 8-K, dated January 18, 1996, was filed by the Registrant which reported under Items 1 and 5 the resignation of members of the Board of Directors of the Registrant; the appointment of new members to the Board; the appointment of Dorcas R. Hardy as Acting Chair of the Board, Acting Chief Executive Officer, Acting President and Acting Chief Financial Officer; the Company and Team for New Management, L.L.C. entering into an Interim Management Services Agreement; and the Company entering into a separate Severance Agreement and Release with the previous Chief Operating Officer and the Chief Financial Officer of the Company.

   * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-67210) or amendments thereto.

      All other exhibits are omitted as the information required is inapplicable.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WORK RECOVERY, INC.
                              (Registrant)

By: /s/ Dorcas R. Hardy

Dorcas R. Hardy Acting Chief Executive Officer (Principal Executive
Officer)
Date:   April 24, 1996

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dorcas R. Hardy

Dorcas R. Hardy, Acting Chief Executive Officer
(Principal Executive Officer) and Director
Date: April 24, 1996

/s/ Dorcas R. Hardy


Dorcas R. Hardy, Acting Chief Financial Officer
(Principal Financial and Accounting Officer) and Director
Date: April 24, 1996


/s/ John E. Affeldt, M.D.

John E. Affeldt, M.D.,Director
Date: April 24, 1996


/s/ Julian W. De La Rosa


Julian W. De La Rosa, Director
Date: April 24, 1996



/s/ Renato DiPentima

Renato DiPentima, Director
Date: April 24, 1996



/s/ William R. Sauey

William R. Sauey, Director
Date: April 24, 1996



/s/ Edward M. Young

Edward M. Young, Director
Date: April 24, 1996

Opinion of Independent Certified Public Accountants

Board of Directors and Shareholders
Work Recovery, Inc.
2341 South Friebus Avenue
Tucson, Arizona  85713

We have audited the consolidated balance sheets of Work Recovery,Inc. and its subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Work Recovery Pty, Ltd, an Australian affiliate owned 31% by the Company whose investment is being accounted for on the equity method. Those statements were audited by other auditors, whose report thereon has been furnished to us and our opinion, insofar as it relates to the amounts included for Work Recovery Pty, Ltd, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

Generally accepted auditing standards regarding the auditors responsibility in detecting errors, irregularities and illegal acts are promulgated by the American Institute of Certified Public Accountants in Statement on Auditing Standards No's 53 and 54. "Because of the characteristics of irregularities, particularly those involving forgery and collusion, a properly designed and executed audit may not detect a material irregularity. For example, generally accepted auditing standards do not require that an auditor authenticate documents, nor is the auditor trained to do so. Also audit procedures that are effective for detecting a misstatement that is unintentional may be ineffective for a misstatement that is intentional and is concealed through collusion between client personnel and third parties or among management or employees of the client". Additionally, "...the subsequent discovery that a material misstatement exists in the financial statements does not, in and of itself, evidence inadequate planning, performance, or judgment on the part of the auditor."

As disclosed in Note 25 to the financial statements certain irregularities and possible illegal acts may have been committed by certain former members of management and other third parties. The financial statements have been adjusted to reflect the restatement of related identified transactions. There may also be unidentified transactions which may have been entered into by certain former members of management and third parties in a collusive manner. The financial statements for the year ended June 30, 1994 have been restated to correct suspected irregularities, identified subsequent to the release of our previous report dated September 30, 1994. Further revision to the financial statements may be required if additional irregularities or illegal acts are identified.

The audit process is inherently dependent on the integrity of management and is particularly susceptible to concealment. The representation letter, signed by management at the conclusion of the audit, asserts that there is nothing of a material nature, known to management, which if known to the auditors, would require disclosure or adjustment to the financial statements. As disclosed in Note 25(h), certain former officers owned 75% of a partnership which owned and leased real estate to an unconsolidated affiliate. Additionally, the Company was pledged as guarantor of the mortgage which was substantially in excess of the market value of the real estate. The Company's 30% ownership in the unconsolidated affiliate, the officers' ownership in the real estate, and the mortgage guarantee, had all been concealed from us in previous audits. Amounts advanced to this affiliate, used primarily for carrying costs of the real estate, were previously represented as a receivable from this entity. This previously unconsolidated affiliate and the real estate were acquired by the Company in 1995. Accordingly, prior period financial statements have been restated to reflect the impairment of this asset to the extent of amounts previously advanced.

As disclosed in Note 22 to the financial statements, class action suits have been filed subsequent to June 30, 1995 against the Company, certain former officers and directors, and its independent auditors. As further disclosed in Note 22 to the financial statements, a licensee has also filed suit against the Company for refund of substantial amounts paid the Company related to license fees. Other licensees may follow suit to recover amounts previously paid. Company counsel is unable to predict the ultimate resolution of this litigation or other related potential claims or their effect on the financial statements.

As also disclosed in Note 22, certain stock was transferred to street name within the forty day waiting period required or the Regulation S exemption under the Securities Act of 1933. This condition may expose the Company to claims for rescission by purchasers of these securities under applicable securities laws. If such claims are asserted, they may result in an obligation by the Company to refund amounts paid in the market to purchase these shares, creating a very substantial contingent liability to the Company. The Company does not have the financial resources to refund these amounts.

As further disclosed in Note 22, substantial amounts of common stock have been sold pursuant to the provisions of Regulation S of the Securities Act of 1933 at substantial discounts to market.
The purpose or nature of the discounts which exceed a normal discount have not been determined. Accordingly, the accounting effect of recording these discounts, if their nature and purpose were determinable, has not been reflected in these financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 29 to the financial statements, the Company has experienced a substantial deterioration of liquidity subsequent to year end. Additionally, certain former members of management (which had exclusive relationships with many third party investors, lessees, licensees and customers) have resigned. The continuing cooperation of this former management may be needed to affect the collection of amounts due the Company. The effect on the Company's ability to collect the recorded amounts due the Company is not determinable. Substantial adjustments and reserves have been made as of June 30, 1995 giving effect to these matters. Substantial doubt exists about the Company continuing as a going concern absent the collection of these amounts due or the infusion of substantial additional capital.

In our opinion, based on our audit and the report of the other auditors and except for the effects if any of the items discussed above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Work Recovery, Inc. and its subsidiaries as of June 30, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 1995 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial statement schedules listed under item 14 for the years ended June 30, 1995, 1994 and 1993. In our opinion, these financial statement schedules present fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.

/s/ La Voie, Clark, Charvoz & May, P.C.

Tucson, Arizona
October 20, 1995, except for Notes 22, 25, 28 and 29 for which the date is February 28, 1996

                     WORK RECOVERY, INC.

                CONSOLIDATED BALANCE SHEETS

                          ASSETS



                                                                         Restated


                                                      June 30, 1995   June 30, 1994



Current Assets:
  Cash and Cash Equivalents                                 $  6,554,000    $ 1,188,000
  Receivables, including related party, net <F4>               1,493,000     11,684,000
  Inventories, net <F6>                                          356,000        438,000
  Marketable Securities, net <F3>                                 66,000      1,000,000
  Prepaid Expenses and Other Assets                              333,000        168,000
                                                              -----------    -----------
      Total Current Assets                                     8,802,000     14,478,000

Property, Plant and Equipment, net <F7>                        5,649,000      4,399,000
Intangible Assets:
  Goodwill and Other, net <F8>                                    33,000      5,352,000
  Master Distribution License, net <F8>                                0              0
Other Assets, including related party, net <F9)                1,175,000      9,554,000
                                                             -----------    -----------
      Total Assets                                          $ 15,659,000   $ 33,783,000
                                                            ============   ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                         $  1,168,000    $  976,000
  Accrued Expenses <F10>                                        345,000       851,000
  Due Related Party <F20>                                     3,550,000
  Deferred Income Taxes <F21>                                         0       332,000
  Notes Payable <F11>                                           126,000       245,000
  Current Portion of Long-Term Debt <F12>                       441,000       434,000
  Other Current Liabilities                                      88,000       148,000
  Unallocated Credits <F26>                                     966,000       166,000
  Deferred Consulting Revenue <F4>                            2,009,000

                                                            -----------    ----------
      Total Current Liabilities                               8,693,000     3,152,000
Long-Term Debt, net <F12>                                     2,255,000     2,585,000
Commitments and Contingencies <F13><F22>
Shareholders' Equity:
   Preferred Stock, Cumulative Convertible <F14>              1,685,000     2,745,000
   Common Stock: $.004 par value; authorized
     100,000,000 Shares; issued and outstanding
     44,132,172 shares (1995) and 27,060,983 shares (1994)      176,000       108,000
   Additional Paid-in-Capital                                53,648,000    24,262,000
   Retained Earnings (Deficit)                              (49,414,000)    1,792,000
   Subscription Notes Receivable, net <F15>                           0      (860,000)
   Treasury Stock, at cost                                   (1,384,000)       (1,000)
                                                          ------------    -----------
      Total Shareholders' Equity                              4,711,000    28,046,000
                                                          ------------    ------------
      Total Liabilities and Shareholders' Equity           $ 15,659,000  $ 33,783,000
                                                           ============    ===========

                See Notes to Consolidated Financial Statements
                                   WORK RECOVERY, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Restated         Restated

                                                 Year Ended      Year Ended       Year Ended
                                                June 30, 1995   June 30, 1994    June 30, 1993




Net Revenues:
  Sales and Related Services                    $  2,061,000     $ 4,333,000   $ 6,570,000
  Clinic Services                                  5,181,000       5,643,000      5,905,000
  Licensing                                          300,000      10,000,000      3,525,000
  Consulting (Related Party) <F4>                    600,000

                                                  ----------     ----------      -----------


  Total Net Sales                                  8,142,000      19,976,000     16,000,000


Cost of Sales                                     11,115,000      12,146,000      9,050,000
                                                  ----------     ----------     ----------
Gross Profit (Loss)                              ( 2,973,000)      7,830,000      6,950,000

Expenses:
  Selling, General and Administrative              8,822,000       4,801,000      5,363,000
  Theft loss <F25C>                                  493,000
  Additional bad debts <F26>                      13,360,000
  Impairment losses <F26>                         13,825,000
                                                 -----------       ---------      ---------
Income (Loss) From Operations                    (39,473,000)      3,029,000     1,587,000

Other Income (Expense):
  Interest Expense                                  (439,000)       (340,000)      (672,000)
  Investment losses <F26>                        (11,437,000)
  Interest Income                                    351,000         170,000         40,000
  Miscellaneous Income (Expense)                    (183,000)       (557,000)      (83,000)

                                                 ------------      -----------    ----------
    Net Other Income (Expense)                   (11,708,000)       (727,000)     (715,000)

Income (Loss) From Continuing
  Operations Before Income Taxes                 (51,181,000)      2,302,000       872,000

Income Taxes (Benefits)                             (332,000)        332,000        684,000

Income Before Extraordinary Benefit              (50,849,000)      1,970,000       188,000

Extraordinary Benefit from Utilization
  of Net Operating Loss Carryforwards                                               684,000

                                                -------------     ----------    -----------
Net Income (Loss)                               $(50,849,000)    $1,970,000      $  872,000
                                                =============    ===========    ===========

Earnings (Loss) per Common and
  Common Equivalent Share:
  Primary and Fully Diluted <F19>:
    Income (Loss) Before
       Extraordinary Benefit                      $(1.43)              $.08            $.01
    Extraordinary Benefit                                                               .04
                                                 --------              -----           -----
    Net Income (Loss)                             $(1.43)              $.08            $.05
                                                 ========              =====           =====

                             See Notes to Consolidated Financial Statements

                            WORK RECOVERY, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED JUNE 30, 1995, 1994, AND 1993

                                                    Preferred
                                                     Series A          Series B          Series C              Series D

                                               Shares  Amount     Shares    Amount     Shares Amount       Shares  Amount




Balance, June 30, 1992                       10,737   $107,370   115,431  $1,154,272  473,461  $4,734,609
Correction of previously reported earnings
Preferred shares converted to common shares  (7,123)   (70,947)  (23,360)  (233,665) (110,239) (1,102,391)
Preferred shares canceled                                           (750)     (7,500)
Preferred shares issued for Dividends           994      9,965     4,591      45,956   16,828     168,278
Preferred shares issued for cash                                  24,440     244,400
Restricted common shares issued
Unrestricted common shares issued
Shares issued for acquisition of equipment
Common shares canceled
Net income as restated
Balance, June 30, 1993                        4,608     46,388  120,352   1,203,463   380,050   3,800,496
Preferred shares converted to common shares    (538)    (5,377) (25,198)   (224,699) (279,007) (2,790,233)
Preferred shares issued for dividends           101      1,015    6,516      65,267    56,889     569,076
Preferred shares issued                                                                                    8,000 $80,000
Common shares issued for services
Common shares issued
Shares recovered (previously canceled)
Common shares issued for debt
Net income as restated
Balance, June 30, 1994                        4,171     42,026  101,670    1,044,031  157,932   1,579,339  8,000  80,000
Preferred shares converted to common shares  (4,211)   (42,124) (44,887)   (448,922)  (96,818)    (968,230)
Preferred shares issued for dividends         1,285     12,860   10,126      101,312   24,287     242,920
Preferred shares issued for cash                                  4,200       42,000
Exercise of warrants to common shares
Common shares issued for services
Common shares issued in acquisition
Common shares issued for conversion of debt
Common shares issued under stock option plan
Common shares issued for cash
Issuance costs
Net loss
Balance, June 30, 1995                        1,245     12,762   71,109     $738,421  85,401     $854,029  8,000 $80,000

                             WORK RECOVERY, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED JUNE 30, 1995, 1994, AND 1993


                                                                                        Capital in    Retained
                                                Preferred         Common Stock          Excess of     Earnings
                                                Total          Shares        Amount     Par Value     (Deficit)



Balance, June 30, 1992                         $5,996,251    12,375,784  $49,503   $ 2,629,127   $    (18,695)
Correction of previously reported earnings                                                           (172,000)
Preferred shares converted to common shares    (1,407,003)      889,790    3,559     1,403,431
Preferred shares canceled                          (7,500)
Preferred shares issued for Dividends             224,199                                            (224,199)
Preferred shares issued for cash                  244,400
Restricted common shares issued                               5,161,052   20,642     6,989,039
Unrestricted common shares issued                             1,400,000    5,600     1,365,069
Shares issued for acquisition of equipment                      100,000      400       158,600
Common shares canceled                                         (284,386)  (1,135)
Net income as restated                                                                                872,000
Balance, June 30, 1993                          5,050,347    19,642,240   78,569    12,545,266        457,106
Preferred shares converted to common shares    (3,020,309)    1,722,020    6,888     3,013,421
Preferred shares issued for dividends             635,358                                            (635,358)
Preferred shares issued                            80,000
Common shares issued for services                               892,047    3,568       586,112
Common shares issued                                          4,564,310   18,257     7,837,794
Shares recovered (previously canceled)                          165,500      662          (662)
Common shares issued for debt                                    74,866      300       279,700
Net income as restated                                                                              1,970,000
Balance, June 30, 1994                          2,745,396    27,060,983  108,244    24,261,631      1,791,748
Preferred shares converted to common shares    (1,459,276)      889,964    3,560     1,455,716
Preferred shares issued for dividends             357,092                                            (357,092)
Preferred shares issued for cash                   42,000
Exercise of warrants to common shares                         1,963,499    7,854     2,214,020
Common shares issued for services                               860,694    3,442     2,207,233
Common shares issued in acquisition                           4,750,000   19,000     9,931,000
Common shares issued for conversion of debt                     308,189    1,233       846,287
Common shares issued under stock option plan                    168,000      672       271,018
Common shares issued for cash                                 8,130,843   32,524    12,845,315
Issuance costs                                                                         (383,838)
Net loss                                                                                          (50,849,000)
Balance, June 30, 1995                         $1,685,212    44,132,172  176,529   $53,648,382  ($ 49,414,344)

                                        WORK RECOVERY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Restated        Restated
                                           Year Ended        Year Ended      Year Ended
                                           June 30, 1995     June 30, 1994    June 30, 1993

Cash Flows from Operating
Activities:

  Net Income (Loss)                          $( 50,849,000)      $1,970,000    $   872,000

  Adjustments to Reconcile Net Income to
  Net Cash Used in Operating Activities:
    Depreciation and Amortization                1,094,000        1,057,000        796,000
    Provision for Taxes                           (332,000)         332,000        684,000
    Utilization of Net Operating Loss                                             (684,000)
    Expenses Paid by Stock Issuance              2,201,000          590,000        353,000
    Deferred Revenues                           20,591,000
    Impairment losses                           13,825,000
    Bad debts                                   13,360,000
    Investment losses                           11,437,000
  Changes in Current Assets and Liabilities:
    Accounts Receivable, Trade                   1,342,000        1,505,000     (1,887,000)
    Accounts Receivable, Licensing             (13,150,000)      (5,339,000)    (3,949,000)
    Accounts Receivable, Other                     158,000           74,000       (428,000)
    Accounts Receivable,Consulting              (6,991,000)
    Inventories                                     82,000          (98,000)      (119,000)
    Prepaid Expenses                              (165,000)          25,000       (103,000)
    Leases Receivable                              183,000       (1,836,000)      (353,000)
    Accounts Payable, Trade and Other              192,000          462,000       (274,000)
    Accrued Expenses, Other Current               (566,000)           3,000       (161,000)
    Unallocated Credits                            800,000          166,000
    Deferred Licensing Revenue                   2,009,000         (680,000)       750,000
                                               -----------        ----------     ----------
          Net Cash Used in
            Operating Activities               (4,779,000)      (1,769,000)    (4,503,000)

Cash Flows from Investing
Activities:
    Investment in Notes Receivable                              (2,600,000)       (53,000)
    Investment in Deposits and Other Assets                         13,000       (133,000)
    Loans to Officers                                             (200,000)      (352,000)
    Repayments from Officers                                       333,000        206,000
    Investment in Unconsolidated Affiliates    (1,345,000)        (971,000)
    Purchases of Property, Plant
      and Equipment In--Service                  (554,000)        (292,000)      (294,000)
    Other assets                                 (631,000)        (252,000)        40,000
                                              ------------       -----------     ----------
          Net Cash Used in
            Investing Activities               (2,530,000)      (3,969,000)      (586,000)

Cash Flows from Financing
Activities:
    Proceeds from Issuance of Stock            14,465,000        6,327,000      7,770,000
    Loans from Officers                                            283,000
    Repayments to Officers                                                      (144,000)
    Net Repayments on Short Term Debt            (112,000)      (1,021,000)     (372,000)
    Proceeds from Issuance
      of Long-Term Debt                         2,000,000                        580,000
    Purchase of Treasury Stock                 (1,383,000)
    Repayment of Long-Term Debt                (2,295,000)      (1,124,000)     (492,000)
                                              ------------     ------------      ---------
        Net Cash Provided by
            Financing Activities               12,675,000        4,465,000      7,342,000
                                              -----------       -----------     ----------
Net Increase (Decrease) in Cash                 5,366,000       (1,273,000)     2,253,000
Cash at Beginning of Period                     1,188,000        2,461,000        208,000
                                              -----------        ----------    -----------
Cash at End of Period                        $  6,554,000       $1,188,000     $2,461,000
                                              ===========       ==========     ===========

                See Notes to Consolidated Financial Statements, Specifically Note 23


                                 WORK RECOVERY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1995, 1994 AND 1993


<F1>
Description of Business and Summary of Significant
  Accounting Policies:

      Description of Business

      Work Recovery, Inc. ("WRI" or the "Company") develops, manufactures, sells and distributes equipment and supplies to the rehabilitation health care industry, to assist rehabilitation facilities, physician groups, hospitals and medical centers in establishing functional capacity evaluations and work therapy programs. In connection with these sales, WRI extends credit to customers in the rehabilitation health-care industry.

      New Concepts Corporation ("NCC"), a subsidiary of WRI, manufactures equipment and supplies for the rehabilitation health-care industry and educational products for schools, universities and industrial training programs.

      Work Recovery Centers, Inc. ("WRCI" - formerly known as RehabNet, Inc.), a subsidiary of WRI, acquires, develops and operates centers that specialize in providing therapy, and recovery conditioning to industrially-injured workers. It also provides consulting to employers.

      Significant Accounting Policies:

      Principles of Consolidation

      The consolidated financial statements include the accounts of WRI and subsidiaries (the "Company") in which it owns a controlling financial interest. The equity method of accounting is used for investments in entities in which the Company holds a controlling financial interest of 20% to 50%. All intercompany accounts and transactions have been eliminated in consolidation.

      Revenue Recognition

      The Company generally records revenue when services are rendered and products are shipped.

      In accordance with the structure of the license agreements, revenues are ordinarily recognized when licensing agreements are executed. Current year fees which have been earned but for which collectibility appears doubtful are deferred and have been offset to the receivable.
These deferred revenues are recognized if and when cash is collected. Receivables previously recorded, which, based on subsequent circumstances appear uncollectible, are reserved. By their nature and the structure of the agreements, license revenues are transactions resulting in non-repetitive balloon credits to income and should accordingly be disregarded in assessing the ongoing operating revenues of the Company.

Consulting revenues earned and collected under provisions of the contract disclosed in Note 4 are reflected in income in proportion to the estimated costs incurred. Deferred revenues on the consulting contract have been offset to the receivable.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments maturing in three months or less as cash equivalents.

      Foreign Currency Translation

      Assets and liabilities of international subsidiaries have been translated at year end rates of exchange, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Translation adjustments have been included in net income because the Company's international subsidiaries are located in highly inflationary economies.

      Inventories

      Inventories are stated at the lower of cost or market. Costs of raw materials are determined by the first-in, first-out method. Costs of work-in-progress and finished goods are determined by the full absorption costing method which includes actual material, labor costs and applied overhead.

      Goodwill

      Goodwill associated with acquisitions is being amortized using the straight line method over a 40 year period.
Accumulated amortization is $426,000 and $295,000 at June 30,
1995 and 1994, respectively.

      The significant financial deterioration of the Company has caused management to believe the unamortized balance is fully impaired.

      Leases Receivable

      The Company sells some of its products under long-term lease arrangements. These arrangements have been recorded as sales-type leases with terms consistent with its major competitors. Leases which appear uncollectible are reserved allowing for the residual value of the respective assets.

      Property, Plant and Equipment

      Property, plant and equipment are stated at cost.
Equipment under capital leases is recorded at the lower of an amount equal to the present value of the minimum lease payments or the fair market value at the inception of the lease.
Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets, which range from five to forty years.

      Marketable Equity Securities

      The Company has adopted Statement of Financial
Accounting Standards No 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") effective July 1, 1994. FAS 115 requires that securities be classified as trading, held-to-maturity or available-for-sale.
Trading securities are to be carried at market value with realized and unrealized gains and losses included in earnings. Securities available-for-sale are to be carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity, net of tax.
See Notes 3 and 9.

      Research and Development Costs

      Research and development costs are charged to operations as incurred.

      Income Taxes

      The Company adopted Statement of Financial
Accounting Standards No. 109 "Accounting for Income
Taxes" effective July 1, 1993. Deferred taxes are provided for temporary differences between book and taxable income. The Standard requires an asset and liability approach to recording deferred taxes. Deferred income taxes result primarily from the use of the installment method of recognizing income on sales-type leases and license fees, the cost versus equity method in accounting for investments, and the use of the accelerated cost recovery system on depreciable assets for income tax purposes.

      The effect of changing to Statement of Financial
Accounting Standards No. 109 resulted in no change to net income.

      Income Per Common Share

      Primary earnings per share is computed using weighted average common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock options, warrants, and preferred stock, including preferred stock dividend requirements, and are determined under the treasury stock method.

      Fully diluted earnings per share is computed as above and assumes the Company's common stock equivalents were exercised at the year end market price.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

<F2>
Acquisitions

      No individually significant business combinations were transacted during fiscal 1995 or 1994.

      Business acquisitions made during fiscal 1993, totaling $1,680,000, were transacted through a combination of cash ($135,000), notes and debentures payable ($1,100,000), 74,866 shares of "restricted" common stock ($280,000) and 16,500 shares of convertible preferred stock ($165,000).

<F3>
Marketable Equity Securities

      Under Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and
Equity Securities", net unrealized gains and losses on trading securities are reported at fair value, with unrealized gains and losses included in earnings.

      At June 30, 1995, the Company held 800,000 shares of Wincanton Corporation common stock. During fiscal 1995, 600,000 shares of Wincanton common stock (valued at $5 per share) were received in exchange for 1,500,000 shares of WRI common stock (valued at $2 per share). The other 200,000 shares are described below. At June 30, 1995 Wincanton stock was being publicly traded at approximately $10 per share.
The consulting agreement with Work Recovery, further discussed in Note 4, had not been disclosed to the public at that time however. Subsequent to public disclosure of the agreement, the Wincanton stock has traded at approximately $.33 per share. Additionally, it has been determined that the 600,000 shares received during fiscal 1995 cannot be sold at the present time because the certificate is not registered in the name of the Company. It is uncertain whether the Company will be able to transfer the shares for the Company's benefit. Accordingly, only the 200,000 shares have been valued at $.33 per share as of June 30, 1995. The $3,934,000 reduction in value has been recorded as a loss during fiscal 1995.

      At June 30, 1994, the Company held 200,000 shares of Wincanton Corporation common stock received as payment on account from Queensland Industries, a subsidiary of Wincanton.
At June 30, 1994 the value of the stock at date of receipt ($1,100,000) exceeded market value by $100,000.
A valuation allowance in that amount was established with a corresponding charge to earnings at that date.


<F4>

Receivables - Current
                                                                        Restated


Descriptions of Current Receivables                    June 30, 1995    June 30, 1994


Trade, net of allowance for uncollectible amounts
  of $1,760,000 (1995) and $793,000 (1994)              $ 1,255,000     $ 3,509,000

Consulting (Related Party), net of 1995
  deferred revenues of $6,991,000                                 0


Licensing, net of allowance for 1995 uncollectible
  amounts of $7,738,000 and 1995 deferred revenues
  of $8,000,000                                                   0       7,336,000
Leases Receivable - Current, net of 1995 allowance
  for uncollectible amounts of $808,000                     100,000         543,000

Other                                                       138,000         296,000
                                                        -----------     ------------
Total                                                   $ 1,493,000   $  11,684,000
                                                        ===========     ============

      At June 30, 1995, consulting receivables include $6,991,000 due from Wincanton Corporation for consulting services. At June
30, 1995 and 1994 licensing receivables include $1.5 million due from Queensland Industries, a subsidiary of Wincanton
Corporation.

      The Company entered into a consulting agreement with Wincanton Corporation as of July 1, 1994 whereby WRI would provide certain consulting services to Wincanton related to marketing the Tradesman Industries products. According to the agreement, which totalled $9,600,000, WRI was to provide these services for $800,000 per month for a one year period through June 30, 1995. Payments totalling approximately $2,609,000 were received from Wincanton as of June 30, 1995 with the remaining balance payable within one year of the original billing date. The agreement was not previously disclosed by either Wincanton or WRI in their respective public filings. The terms of the agreement and remaining unpaid balance were however confirmed by Wincanton to the Company's outside auditors.

      $600,000 of revenue has been recognized in proportion to identified costs incurred and approximately $2,009,000 of the approximate $2,609,000 paid under the agreement has been deferred. No additional amounts have been paid on the agreement and the Company has been informed that Wincanton is contemplating an attempt to recover the funds paid on this agreement. Accordingly, further recognition of revenue on this agreement has been suspended pending resolution of this matter. There is no assurance WRI will receive further payment from Wincanton or will be able to retain the amounts it has already received.


<F5>
Investments as Lessor (Leases Receivable)

      The Company has leased to approved customers its various ERGOS Work Simulator models and Transition Work
Stations ("TWS").  Lease agreements are sales-type leases.
Additionally, substantially all leases are for 60 months, provide for no minimum or contingent rentals, contain a bargain purchase option, and require the lessee to pay executory costs.

      Minimum future lease payments to be received for the years ending June 30:

                                     Financing     Operating

1996                                $ 1,250,000    $      0
1997                                    867,000
1998                                    867,000
1999                                    498,000
2000                                    148,000
                                    -----------    ----------
Totals                               $3,630,000     $     0
                                    ===========    ===========


      Net investment in sales-type leases:
                                                         Restated
                                     June 30, 1995       June 30, 1994

Minimum Lease Payments Receivable          $3,630,000      $3,700,000
Allowance for Uncollectible Payments       (2,893,000)       (100,000)
Unearned Amount Representing Interest        (637,000)       (656,000)
                                           -----------      -----------
Net Investment                                100,000       2,944,000
Current Portion Included in Receivables       100,000         543,000
                                           ------------     ------------

Net Investment in Sales-Type Leases                 0       2,401,000
                                          ============     ============
Contingent Rental Income                            0               0
Executory Costs                              Lessee           Lessee


      Equipment leases have been reserved in their entirety as of June 30, 1995 giving consideration to cash subsequently collected. This decision was based on the considerable subsequent delinquency of lease payments and lessee responses to demand notices filed by the Company. Management has determined that, based on these responses, WRI had not filed equipment liens, some of the equipment may not have been received by lessees, and the location of other equipment may not be determinable. Accordingly, the residual value of the equipment was ignored in establishing this provision. Two of the leases, discussed below, which were subsequently repudiated by the lessees, have been reversed and the fiscal 1994 financial statements have been restated accordingly.

Two leases entered into in fiscal 1994 have subsequently been repudiated by the lessees. One agreement was with Lifestyle Enhancement Systems (Dr. Donald Ross). The
Lifestyle lease, affecting fiscal 1994 net income by approximately $228,000, had payments applied totalling approximately $46,000. The other lease was with Queensland Industries, a subsidiary of Wincanton Corporation. The Queensland lease, affecting fiscal 1994 net income by approximately $1,048,000, had payments applied totalling $220,000. These sales have accordingly been reversed and the payments recorded as unallocated credits.

      Dr. Ross and Mr. Walter Doyle of Queensland/Wincanton had previously signed independent audit confirmations, which were provided to the outside auditors, in connection with the fiscal 1994 audit.


<F6>

Inventories

Description of Inventory Components        June 30, 1995       June 30, 1994

Raw materials                                   $336,000            $337,000
Finished goods                                    66,000              66,000
Work in progress                                                      81,000
Reserve for obsolete inventory                   (46,000)            (46,000)
                                               ---------             --------
Total                                           $356,000            $438,000
                                               =========             ========

<F7>

Property, Plant and Equipment
Description of Categories, at Cost              June 30, 1995     June 30, 1994

Land                                             $   800,000      $  300,000
Buildings                                          1,992,000       1,515,000
Office Furniture                                   1,380,000         838,000
Machinery and Equipment                            4,517,000       4,372,000
Vehicles                                             133,000         194,000
Leasehold Improvements                               450,000          98,000
                                                   ----------     ----------
  Total, at cost                                   9,272,000       7,317,000
Less Accumulated Depreciation
  and Amortization                                (3,623,000)     (2,918,000)
                                                  -----------     -----------
 Total, net                                      $ 5,649,000    $  4,399,000
                                                  ===========    ============


<F8>

Intangible Assets

      On December 5, 1994 the Company entered into an agreement with Tradesman Industries, Inc. (Tradesman) for the master distribution license to sell all Tradesman products in the United States in exchange for $6 million (2,790,698 shares at $2.15 per share) of the Company's common stock. The initial term of the agreement is fifteen years with two five year extensions. Tradesman, a subsidiary of Wincanton Corporation, asserts that it is a development stage company whose principal business is to be the manufacturing, marketing and distribution of trucks, mini-vans and trailers with cargo beds and tailgate systems that lower to the ground. Amortization of the agreement cost will be recognized using the straight-line method over the initial term of the license and will begin when the products are available for sale to customers. Tradesman has not yet notified WRI of its revised product delivery schedule, originally scheduled to start July 1995.

      Subsequent to entering into the master distribution
license and the share  purchase agreement, a lawsuit was
filed challenging, in part, Tradesman's rights to
certain technology.  The patent infringement count has
been dismissed with prejudice.  An additional lawsuit alleges, in part, that the plaintiff was defrauded out of
patented technology.  Because the technology has been
materially redesigned and patents do not exist, the Company
has placed an impairment reserve for the full amount of
the investment in this license.  Also see Note 9.   Although it is
the intent of current management to sell the master distribution license, there can be no assurance that they will be able to recover any of WRI's investment in this license.

<F9>

Other Assets


                                                                Restated
Components of Other Assets                     June 30, 1995    June 30, 1994

Related Party:
  Investment in unconsolidated affiliates
    (primarily Australia), net of 1995
    valuation reserve of $840,000               $   352,000      $2,237,000

  Investment in Tradesman stock, net of
    1995 valuation reserve of $2,500,000                  0

  Tradesman unit deposit, net of 1995
    impairment reserve of $1,500,000                      0

  Advances to related party (primarily
    Australia), net of 1995 valuation
    reserve of $4,163,000                                 0       2,481,000

Leases Receivable, net of 1995 allowance for
  uncollectible amounts of $1,953,000                     0       2,401,000

Licenses Receivable, net of
  deferred revenues of $5,600,000                         0         952,000

Other, net of 1995 impairment
  reserve of $844,000 and bad debt
  allowance of $299,000                             823,000       1,483,000
                                                -----------      -----------
Total Other Assets                               $1,175,000      $9,554,000
                                                ===========      ===========

On December 5, 1994 the Company agreed to purchase ten percent of the total issued common stock of Tradesman Industries in exchange for $2.5 million (1,162,791 shares at $2.15) of the Company's common stock. This transaction was recorded in December 1994 with the exchange of shares in January 1995. Additionally, in accordance with the terms of the Tradesman agreement, the Company has made a deposit of $1,500,000 for purchase of the first 1,000 unit order under the agreement. The Company has determined that these investments may not be realized or recovered and has accordingly placed a full reserve against these assets to reflect their impairment.

      As further discussed in Note 20, $840,000 of the above investment in unconsolidated affiliates relates to a 31% equity interest in Work Recovery, Pty Ltd, an Australian company. Additionally, $4,163,000 of cash, equipment and stock have been advanced to this entity. It is unlikely these funds will be recovered and management has decided to fully reserve these assets to reflect this impairment. The primary factors in this determination were the non-controlling minority interest, the cash flow deficiencies of the entity and the unlikely collection of a very substantial receivable (approximately $3,190,000 US) from Zhuhai Trading, an entity related to Work Recovery, Pty Ltd. The Company is pursuing recovery of these assets but their recovery is unlikely.

<F10>

Accrued Expenses

Components of Accrued Expenses       June 30, 1995      June 30, 1994

Payroll and Related Taxes               $97,000           $577,000
Other                                   248,000            274,000
                                       --------           --------
Total Accrued Expenses                 $345,000           $851,000
                                       ========           ========

<F11>

Notes Payable

Components of Notes Payable                                  June 30, 1995     June 30, 1994



Short-term bank note with an interest rate of 5%, due
  on demand, collateralized by assets of the respective
  borrowing entity.                                                            $   5,000


Notes payable to individuals resulting from business
  acquisitions. Principal and interest of 6% and 8% per
  annum are due on demand.                                   $  116,000          190,000


Other short-term notes to individuals are unsecured
  loans due on demand with interest rates ranging from
  8% to 11%.                                                     10,000           50,000
                                                             ----------         ----------
Total Notes Payable                                          $  126,000        $ 245,000


                                                             ==========         ==========


<F12>

Long-Term Debt

Components of Long-Term Debt                                June 30, 1995      June 30, 1994

Trust Deed: payable in monthly installments of
  $11,461,including interest at 9.7% per annum
  through June 30, 2005.  The remaining unpaid
  principal and interest are then due.  This loan
  is collateralized by real property and other
  assets.  Replaced former mortgage payable.               $ 1,213,000         $ 1,202,000

Mortgage: payable in monthly installments of
  $7,444,including interest at 9.7% per annum
  through June 30, 2005.  The remaining unpaid
  principal and interest are then due.  This loan
  is collateralized by real property and other
  assets.                                                     787,000

Bank:  payable in monthly installments of $4,500,
  including interest at 9.5%, with the final payment
  due in July 1996.  This note is collateralized by
  the assets of Work Recovery Center of Eau
  Claire, Inc.                                                 54,000              100,000

Capital Leases:  payable to various entities and
  individuals with imputed interest rates ranging
  from 9.5% to 29.86% and total monthly obligations
  of $25,854.  These leases are collateralized by
  certain equipment.                                          383,000              658,000

Debenture Payable to Corporation:  A five year, 6%
  convertible debenture issued in the acquisition
  of Work Simulation Centers, Inc., payable on
  April 1, 1998.  The debenture is convertible into
  common stock of WRI at $2.75 per share.  Debenture
  was decreased during fiscal 1994 in exchange for a
  reduced conversion rate.                                                         750,000

Notes to Individuals:  payable in monthly installments
  totalling $8,958, including interest at 9%, with
  final payments due July 1996 and January 1998.             259,000              309,000
                                                         -----------            ----------
Total Long-Term Debt                                       2,696,000             3,019,000
Less Current Portion                                         441,000               434,000
                                                         -----------            ----------
Net Long-Term Debt                                       $ 2,255,000           $ 2,585,000
                                                         ===========            ==========


      Maturities of long-term debt for the years ending June 30 are as follows:

1996             $  441,000
1997                232,000
1998                128,000
1999                 55,000
2000                 50,000
Thereafter        1,790,000
                 ----------
Total           $ 2,696,000
                ===========

<F13>

Commitments



      The Company leases office space, vehicles and equipment under noncancellable capital and operating leases expiring through 2000. The following are the approximate annual commitments to these leases for the years ending June 30 and the approximate future minimum lease payments under lease obligations:

Fiscal Years                                     Capital      Operating

1996                                           $ 231,000      $   898,000
1997                                             172,000          627,000
1998                                              84,000          440,000
1999                                              11,000          320,000
2000                                                              215,000
Thereafter                                                         13,000
                                               ----------       ---------
Total minimum lease payments                     498,000      $ 2,513,000
Amounts representing interest                    115,000       ==========
                                               ----------
Present value of net minimum lease payments,
  included in Note 12, Long-Term Debt            383,000
Less: current maturities                         170,000
                                               ----------
Long-term maturities                           $ 213,000
                                               ==========

      Rents

      Rent expense for the years ended June 30, 1995, 1994 and 1993 totalled $1,473,000, $1,275,000 and $913,000, respectively.

      Dividend Restrictions

      Cash dividends on common stock may not be declared or paid while the Company has preferred stock outstanding.
The Company can declare and issue a stock dividend to common shareholders.

      Consulting Agreements

      As of June 30, 1993, the Company had entered into various one year consulting agreements, principally expiring on January 14, 1994, related to the acquisition of subsidiaries, financing, capital, licensing, sales, public/investor relations and marketing whereby various consultants may ultimately be remunerated for services rendered with common stock of the Company. At June 30, 1993 the maximum number of common shares potentially issuable on these agreements was approximately 679,000 shares based on the current market price at June 30, 1993. The value of these shares, when subsequently vested, were principally allocated to investing and financing activities with nominal effects on operations.

      The subsequent vesting of these agreements did not occur until Company management determined that the objectives of the contracted services were successfully accomplished. Additionally, the vesting did not occur until Company management assessed the subsequent achievement of the financing and operating goals of the Company, including a determination of the dilutive effect of the issuance on earnings per share as compared to prior periods. Since the achievability of the objectives and the vesting decision was uncertain, such amounts were not accrued as of June 30, 1993. Additionally, due to the uncertainty, such shares were excluded from common stock equivalents in the fiscal 1993 primary earnings per share calculation but were included in the determination of fully diluted earnings per share with no change resulting in either calculation.

      During fiscal 1995 and 1994, the Company issued a total of 860,694 and 892,047 shares respectively of its common stock for services rendered under the above and other agreements.

       Shares issued under these agreements are issued as free trading shares to be registered with the SEC on Form S-8. Substantial shares issued under these agreements were issued to persons otherwise employed by or transacting business with the Company. It has not been determined whether there is any correlation between these shares issued and other reciprocal transaction, if any, between the Company and these persons or their affiliates.

      Other Commitments

      The Company entered into future purchase commitments under the Tradesman agreement for 1000 vans per year for the initial 15 year term at the initial minimum price of $30,000 per unit. It is doubtful that the Company could honor these commitments even if Tradesman were able to produce the units.

<F14>

Preferred Stock

Components of Preferred Stock                     June 30, 1995       June 30, 1994

11% Redeemable Cumulative Convertible,
  $10 Redemption Value:
    Series A: Authorized 70,000 Shares;
    Issued and Outstanding 1,245 Shares
    (1995) and 4,171 (1994)                       $    13,000        $    42,000

    Series B: Authorized 200,000 Shares;
    Issued and Outstanding 71,109 Shares
    (1995) and 101,670 Shares (1994)                  738,000          1,044,000

    Series C: Authorized 500,000 Shares;
    Issued and Outstanding 85,401 Shares
    (1995) and 157,932 Shares (1994)                  854,000          1,579,000

13.75% Redeemable Cumulative Convertible,
  $12.50 Redemption Value:
    Series D: Authorized 12,000 Shares
    Issued and Outstanding 8,000 Shares                80,000             80,000
                                                   -----------       -----------
Total Preferred Outstanding                       $ 1,685,000        $ 2,745,000
                                                   ===========       ===========

      The Company has 10,000,000 shares of preferred stock authorized. The Board of Directors is authorized to issue the preferred shares in series. As of June 30, 1995, the Company had authorized and issued Series A, B, C and D.

      The preferred stock is redeemable solely at the Company's option, at any time. The redemption value will equal the original amount paid for the stock plus any accrued but unpaid or roll-over dividends.

      The preferred stock is convertible into common shares at rates ranging from $.72 to $5.00 in capital amounts per common share. The Company has reserved 1,120,396 shares of common stock for issuance upon conversions.

      The stock has an annual cumulative dividend rate of 11% on Series A, B and C and 13.75% for Series D.
Cumulative dividends in arrears at June 30, 1995 and 1994 amounted to $619,000 and $737,000, respectively.

<F15>
Common Stock Transactions

      On September 1, 1994, the Company entered into a subscription agreement with an international funding group to sell up to $30 million of redeemable preferred stock of the Company. The proceeds of the offering were to be used for the repurchase of the outstanding common shares of the Company in the open market. The funding group did not purchase the preferred stock within the term of the agreement and the Company subsequently withdrew the subscription agreement.

      At various times during fiscal 1995, the Company purchased a total of 499,775 shares of the Company's common stock on the open market at an average purchase price of $2.77 per share.

      During fiscal 1994, the Company recovered 165,500 shares of the previously canceled shares which were issued in the transaction discussed in Note 22. Further, the Company issued 274,285 shares of common stock each to Thomas L. Brandon and Stephen Bubala to replace shares they provided as collateral for a working capital loan for the Company. See Note
22.

      As further disclosed in Note 25(b), common stock was sold on subscription notes with remaining balances totalling
$1,342,000 at June 30, 1995. Additionally, 200,000 shares of common stock were issued on a $240,000 subscription note to Garstang Holdings (a Walter Doyle entity). While management intends to pursue collection of these personally collateralized notes, their collection cannot be assured and they have accordingly been fully reserved.

      As further disclosed in Note 22, common stock was sold pursuant to the provisions of Regulation S of the Securities Act of 1933. This stock was sold at substantial discounts to market. Such stock is often issued at a discount to give consideration to risks associated with the transaction and the holding period. During fiscal
1995, 7,291,205 shares were sold for an aggregate consideration of $12,285,000 with an average discount to market of 44%.
The purpose or nature of the discounts and whether they exceed a reasonable discount, has not been determined. Furthermore, it has not been determined whether there is any correlation between the excess discounts, if any, and other reciprocal transactions between the Company and these purchasing entities or their affiliates.

<F16>
Warrants

      There are 6,001 A Warrants, 1,562,500 B Warrants, and 164,000 Dealer Warrants outstanding as of June 30, 1995.
These warrants were issued on May 5 and June 7, 1993 in
connection with a private placement of the Company's common stock. The stock underlying these warrants was registered by the
Company from July 1, 1994 until March 30, 1995, during which time the warrants were exercisable.  Under the terms of
the Registration Rights Agreement, the Company is required to use its best efforts to keep the Registration Statement effective. The Company intends to file an amendment to the
Registration Statement to update the financial and
other information contained in the Registration Statement. However, because the Company was unable to keep the
Registration Statement effective for more than an aggregate
period of 180 days during the remaining term of the warrants, the exercise price of each A and B warrant, pursuant to the
terms of the Registration Rights Agreement, will be reduced by $.10 each month from approximately November 26, 1995 until the Registration Statement is effective.  In no event,
however, will these reductions to the exercise price be to
an amount which is below $.75 with respect to the A Warrant
or $1.00 with respect to the B Warrant.   The reduction in
exercise price provisions relating to the Dealer, C and D
Warrants are substantially similar to those of the A and B Warrants, except that the reduction in exercise price of the Dealer Warrants is $.20 per month and the minimum to which the exercise price may be adjusted is $2.50; $.75 for the C Warrants and $1.00 for the D Warrants.

      The A Warrants, upon exercise, allowed the holder to acquire one share of Common Stock at a price of $1.05. They were exercisable for a two year period which began June 7, 1993.


      The B Warrants, upon exercise, allow the holder to acquire one share of Common Stock at a pre-adjusted price of $1.80. They may be exercised for a four year period which began
June 7, 1993.

      Each Dealer Warrant, upon exercise, allows the holder to acquire two shares of Common Stock, one C Warrant and one
D Warrant for $3.30. Each C and D Warrant allows the holder to purchase an additional share of Common Stock at pre-adjusted prices of $1.05 and $1.80, respectively, per share. The Dealer Warrants may be exercised at any time from June 7, 1994 to June 7, 1998. The C and D Warrants are exercisable for two and four year periods which begin upon exercise of the Dealer Warrants, but are subject to a maximum exercise period of five years ending June 7, 1998.

      The Company may reduce the respective exercise prices of the Warrants at any time, in any amount. It may also extend the exercise period at any time, by any length.

<F17>

Stock Options

      The Company's 1993 Incentive Stock Option Plan provides for the granting of options to purchase up to 2.6 million shares of common stock to employees at an amount equal to fair
market value at the date of grant.  However, if an optionee
owns more than 10% of the outstanding stock of the Company,
the option price-per-share shall be no less than 110% of the market value at the date of grant.  Options may be exercised over the period prescribed at the time of grant, not to exceed five years from the date of grant. Canceled or forfeited
options are available for grant.   A summary of the qualified
1993 Incentive Stock Option Plan activity is as follows:

                                    Number of Shares     Option Price    Total
                                                                         (in thousands)

Outstanding at June 30, 1994                 --                 --             --


Granted:                                236,300        $1.58             $   373
                                        371,256         1.83                 679
                                         49,751         2.01                 100
                                        584,458         2.25               1,315
                                         12,500         2.50                  31
                                         12,500         3.00                  38

Exercised                              (256,700)       $1.58 - $1.83        (412)

Canceled                               (54,645)        $ 1.83               (100)
                                     -----------                          -------
Outstanding at June 30, 1995           955,420         $1.58 -$3.00      $ 2,024
                                     ===========                         ========

      During fiscal 1995 the Board of Directors of the Company approved the grant of non-qualified stock options to certain officers, key employees and consultants to the Company. Options were granted at not less than fair market value at the date of grant and are exercisable as of the date of grant. Options may be exercised over the period prescribed at the time of grant, not to exceed five years from the date of grant. A summary of non-qualified option activity is as follows:

                                   Number of Shares    Option Price    Total
                                                                       (in thousands)

Outstanding at June 30, 1994              --                --             --

Granted                                    173,744         $1.83          $   318
                                           250,249          2.01              503
                                         1,078,042          2.25            2,426
                                           350,000          2.50              875
                                           350,000          3.00            1,050
                                           725,000          6.00            4,350
                                           725,000          7.00            5,075
                                         3,000,000         10.00           30,000
                                         2,000,000         15.00           30,000

Exercised                                   --               --              --

Canceled                                  (245,355)       $1.83-$7.00    $ (1,219)
                                        -----------                       ---------

Outstanding at June 30, 1995             8,406,680        $1.83-$15.00   $ 73,378
                                        ===========                       ===========

      Certain of the above options, 687,566 of the incentive stock options and 7,717,434 of the non-qualified stock options, have subsequently expired, were forfeited or will shortly terminate as a result of the resignations and terminations of employees as a result of the change in management.

<F18>

Sales by Geographic Area / Major Customer


      Sales by geographic area for the years ended June 30 are as follows:

                                         1995        Restated 1994        1993


United States                       $ 7,214,000      $  9,859,000      $ 12,281,000
Europe                                  446,000         4,438,000           859,000
Canada                                  182,000         2,731,000           956,000
Far East, Including Australia                           2,948,000         1,904,000
Middle East                             300,000
                                     ----------       -----------        ----------

Total Net Sales                     $ 8,142,000      $ 19,976,000      $ 16,000,000
                                    ===========       ===========        ==========

      In fiscal 1994, the Company recorded revenues from entities which exceeded 10% of total revenues. Four licenses, each for $2,500,000, were included in the revenue line item caption "license revenues". The licensees are Carat, Inc., Queensland Industries, Inc/Eurocontrols and Manados Investments Inc. Certain of these are further discussed in Note
25. As disclosed in "Significant Accounting Policies -Revenue Recognition" the amounts were recognized as revenue upon execution of the contracts in accordance with the contract terms and generally accepted accounting principles. Since the license fees by their nature represent non-repetitive balloon credits to income, the Company believes that inclusion of these amounts in this caption conformed with the intent to provide the reader with the ability to assess the effect of such transactions on the ongoing operations of the Company.

      Other fiscal 1995 license transactions would, if recognized, exceed 10% of total revenues. Included in deferred revenue are $7,600,000 from Al-Sabah Trading and Development and $6,000,000 from Work Recovery Far East/MEI Japan. Additionally, the Company entered into a consulting agreement with Wincanton Corporation for $9,600,000, $9,000,000 of which has also been deferred.

<F19>

Earnings Per Common and Common Equivalent Share


      Per share information is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each year. See Summary of Significant
Accounting Policies - Income per Common and Common Equivalent
Share.

                                         June 30, 1995    June 30,1994    June 30, 1993

Primary:
  Weighted Average Common
  Shares Outstanding                      33,497,660        22,266,260      15,843,040


Weighted Average Common Share
  Equivalents                              1,994,414         3,577,963       1,653,958
                                         ------------       -----------     -----------
Total Weighted Average Common
  and Common Equivalent Shares            35,492,074        25,844,223      17,496,998


                                         ============       ===========     ===========

Fully Diluted:
  Weighted Average Common
  Shares Outstanding                      33,497,660        22,266,260      15,843,040

Weighted Average Common
  Share Equivalents                        4,345,185         3,577,963       1,653,958
                                          -----------        ----------     -----------
Total Weighted Average Common
  and Common Equivalent Shares            37,842,845        25,844,223      17,496,998
                                          ==========        ==========      ==========

      Due to the net loss for fiscal 1995, primary weighted average common and common equivalent shares were used to calculate fully diluted loss per share due to the anti-dilutive effect of using fully diluted shares in a net loss calculation.

<F20>

Related Party Transactions


      The Company entered into transactions with various affiliated entities. The following table describes these transactions.

                                      June 30, 1995      June 30,1994     June 30, 1993

The Company sold goods and
  services to affiliates                                 $   685,000       $ 750,000

The above sales effect on net
  income                                                     259,000         750,000

The Company engaged an entity
  owned by a brother of an officer
  of the Company for equipment
  delivery and installation          $    96,000              78,000          52,000

The Company advertised with a
  NASCAR racing team sponsored,
  in part, by an officer of the
  Company                                 85,000

The Company received consulting
  services from a company in which
  a member of the Board of
  Directors of the Company is an
  officer and owner                       76,000

Balance of Indebtedness of Officers
  and former affiliates                                                        563,000

Balance of Indebtedness to Officers
  and former affiliates                                                         77,000

Balance of Indebtedness of Work
  Recovery Pty. Ltd.                   4,163,000           2,481,000

Investment in unconsolidated
  affiliates:
    Work Recovery Pty. Ltd.              840,000           1,071,000
    Other                                352,000           1,166,000           412,000

  Total investment in unconsolidated
    affiliates, before reserves        1,192,000           2,237,000           412,000


      The company owns a 31% equity interest in Work Recovery Pty., Ltd. (an Australian corporation) which is accounted for on the equity method. During the year ended June 30, 1993, but before the Company acquired its equity interest, it entered into a licensing agreement totalling $750,000 with the entity.
During the year ended June 30, 1994, the Company invested cash ($1,418,000) and sold equipment ($685,000) to the entity. Consistent with the equity method of accounting, the gross profit on the sales was reduced $110,000, which is proportionate to the equity interest in the entity. The proportionate share of the entity loss for the year, as adjusted to give effect to conversion to United States generally accepted accounting principles and currency translation, amounting to approximately $235,000, is included in the "Losses of Unconsolidated Affiliates." Additionally, funds were advanced to the entity through the sale of Company common stock, the net proceeds ($2,481,000) being retained by the entity. The retained proceeds were in turn loaned to an affiliate of Work Recovery Pty Ltd and are carried as a receivable on their books. (Note 9).

      The total equity in losses of unconsolidated affiliates included in miscellaneous income/expense was $300,000 and $335,000 for the years ended June 30, 1995 and 1994, respectively.

       During the year ended June 30, 1994, the Company wrote off approximately $300,000 of loans to officers, and included these amounts in compensation expense for the year.

       At June 30, 1995, the Company owned an approximate 9% equity interest in Wincanton Corporation. Queensland Industries is a wholly owned subsidiary of Wincanton and holds an exclusive license from the Company for the right to use ERGOS in Canada. During fiscal 1995, the Company acquired a 10% equity interest in Tradesman Industries, a Wincanton subsidiary, a master distribution license and agreed to pay a performance deposit. See Notes 8 and 9.

      At June 30, 1995, a balance of $3,550,000 was payable on the $10,000,000 transaction with Tradesman for the license, equity investment and unit deposit. On July 12, 1995 this balance was paid in full through issuance of 1,651,163 shares of Work Recovery common stock at $2.15 per share.

<F21>

Deferred Income Taxes


      The components of income tax expense for the years ended
June 30 are comprised of the following amounts:

                                        1995       Restated 1994    Restated 1993

Current Provision

Deferred Provision:
  Federal                            $ (264,000)     $ 264,000        $ 525,000
  State                                 (68,000)        68,000          159,000
                                      ----------      ---------        ---------
    Total                            $ (332,000)     $ 332,000        $ 684,000
                                      ==========       ========        =========
Total Provision:
  Federal                            $ (264,000)     $ 264,000        $ 525,000
  State                                 (68,000)        68,000          159,000
                                      -----------     ---------       ----------
  Total                              $ (332,000)     $ 332,000        $ 684,000
                                     ============    ==========       ==========

      The reconciliation of the expected federal provision to the actual provision for the years ended June 30 is as follows:


                                  1995                 Restated 1994        Restated 1993

                                  Amount      %        Amount       %         Amount    %


Income tax (benefit) at
federal statutory rate     $ (17,402,000)  (34.0)   $ 783,000    34.0       $296,000   34.0

State income taxes net of
  federal tax benefit                                  45,000     2.0        159,000    18.2

Temporary differences
  providing no current
  tax benefit                 17,019,000    33.3

Benefit of a SRLY NOL
  carryforward utilized                              (394,000)  (17.1)

Benefit of temporary
  differences utilized                               (172,000)   (7.5)


Non-deductible losses of
 unconsolidated entities                                                     170,000    19.5

Non-deductible expenses           51,000        .1     39,000     1.7         47,000     5.4

Other-Net                                              31,000     1.3         12,000     1.3
                               -----------          ------------            ---------

                              $ (332,000)    (.6)   $ 332,000    14.4       $684,000    78.4
                              ============          =============          ==========

      Under Statement of Financial Accounting Standards No.
109 "Accounting for Income Taxes," net operating loss carrybacks or carryforwards are recorded as reductions in current income tax expense (subject to realization considerations). The Company has net operating losses arising from years prior to acquisition subject to separate return limitations (SRLY).
These net operating losses can only be used as deductions against the respective entities' taxable income. As a result, management has elected to provide a valuation allowance for 100% of these net operating loss carryforwards. The amounts and utilization of these net operating losses for the years ended June 30 is as follows:


                              1995                 Restated 1994                  Restated 1993
                        NCC         WRCI          NCC         WRCI             NCC            WRCI


SRLY Limitation
Carryforward                      $ 1,720,000     $ 937,000    $1,720,000    $ 1,237,000    $ 1,720,000

Utilized in Current
Year                                               (937,000)                    (300,000)
                     ---------    ------------     ----------  ------------   ------------  -----------

Ending Balance                     $1,720,000                  $1,720,000     $  937,000    $ 1,720,000
                      =========    ===========   ==========    ==========    ===========     ==========

Benefit to Current Income
 Tax Expense                                     $  394,000
                                                 ==========


      In addition to the net operating losses above, subject to SRLY limitations, the Company has additional net operating losses totalling approximately $18,000,000 that begin expiring in 2007 and later. Because it is unlikely these net operating losses will be realized, the tax benefit has been reduced fully by a valuation allowance. Also, there are substantial temporary differences which have not provided any current tax benefit. At June 30, 1995, more than $33,000,000 of temporary differences exist. Because it is unlikely these temporary differences will be realized, the tax benefit has been reduced fully by a valuation allowance.

<F22>
Legal Contingencies:

      Shareholder Lawsuits - Subsequent to an August 9, 1995 Wall Street Journal article about the Company, the Company, its former directors and certain of its former officers were named as defendants in various shareholder class action lawsuits filed in the United States District Court for the District of Arizona and one shareholder derivative suit filed in state court in Colorado. The lawsuits generally allege that the defendants have misstated or omitted to state certain material facts in press releases, filings with the Securities and Exchange Commission, and other statements by the defendants. The complaints generally request compensatory damages, interest, costs and expenses, punitive damages, and such other relief as the court may deem just and proper. The
Arizona lawsuits have been consolidated into one class action proceeding and additionally allege violations of generally accepted accounting principles and allege various "sham" transactions. An amended complaint was subsequently filed adding the Company's outside auditors as a defendant.

      Although the Company is contesting the allegations of the complaints, it is impossible to predict the outcome of these lawsuits or any other related claims that may be filed in the future. New management is attempting to settle this litigation. There can be no assurance, however, that the Company will be able to settle these lawsuits with terms favorable to the Company. If the settlement attempts fail and a final judgment is rendered against the Company, the Company would be materially and adversely affected.

      Officer Indemnifications - The Company has entered into indemnification agreements with each of its former directors and with certain former officers. On October 27, 1995, the Company advanced $100,000 in payment of legal fees, subject to the terms of the agreements, to the law firm representing Mr. Brandon, Mr. Bunker and Ms. Duncan. Subsequently, the former Board of Directors of the Company appointed independent counsel to review the conduct of these former officers and determine whether their individual conduct would preclude the Company from advancing expenses on their behalf in connection with certain legal proceedings prior to the disposition of those proceedings. Independent counsel has determined that Mr. Brandon's conduct does not satisfy certain standards of conduct and that as a result the Company is precluded from advancing expenses on behalf of Mr. Brandon in connection with certain legal proceedings. Independent counsel has determined that both Ms. Duncan and Mr. Bunker are not precluded from indemnification and the advancement of legal expenses. In January 1996, the Company advanced legal expenses for Ms. Duncan and Mr. Bunker of $60,000 each.

      Regulation S - Another contingency is potential violations of Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Federal securities laws, as applied to the Company, generally prohibit securities sold abroad to a non-U.S. person pursuant to Regulation S from being resold to a U.S. person prior to the expiration of at least a 40-day restricted period following the original offshore sale by the Company. The Company instructed its transfer agent to remove legends from the certificates representing 1,333,166 shares prior to the end of the 40-day restricted periods for several issuances pursuant to Regulation S. These transactions with Intavest Pty Ltd.
are more thoroughly disclosed in Note 25. In each of these transactions, the Company has been informed that the shares were placed in street name but held for the benefit of non-U.S. persons prior to the end of the 40-day restricted periods. The Company is investigating whether a violation of Regulation S has occurred.

      If a violation has occurred, the Commission could elect to bring an administrative proceeding against the Company, alleging violations of the registration requirements set forth in Section 5 of the Securities Act. Further, if a violation has occurred, such transactions could lead to civil litigation by private plaintiffs against the Company alleging violations of Section 5. Any such administrative proceeding by the Commission or civil litigation by private plaintiffs could have a material adverse effect on the Company and its liquidity.

      Licensee Lawsuit - Al Sabah Trading and Development
Company PLC, a licensee of the Company who had also entered into transactions to purchase 37 Ergos units (more thoroughly described in Note 25), has filed a complaint against the Company alleging breach of contract and negligent misrepresentation. The complaint seeks damages in the amount of $1,500,000 (the amount paid on the license agreement subsequent to year end) plus attorney's fees and costs.
The Company is seeking to settle this claim. There can be no assurance, however, that the Company will be able to settle this lawsuit with terms favorable to the Company. If the settlement attempts fail and a final judgment is rendered against the Company, the Company would be materially and adversely affected.

      The default provisions of the license agreements provide that the license fees paid are refundable to the licensee if the Company fails to perform on the license agreement. The Company has billed but failed to complete and ship the Ergos units discussed above. This condition, if not corrected by the Company, could constitute a default and require refunding of license fees paid on the agreements. Additionally, amounts previously collected on other license agreements, totalling $5,738,000, may be refundable in the event of continuing default by the Company.

      Other Legal Claims - An entity affiliated with Mr. Brandon, Forestry International, Inc., has threatened litigation to force payment of 200,000 shares of Work Recovery common stock in satisfaction of a guarantee made by Mr. Brandon of an obligation between Wincanton Corporation and
Forestry International. The guarantee was not disclosed to or approved by the Board of Directors of Work Recovery and the nature of this agreement has not been disclosed to the Company.

      Other Matters - In 1991, Messrs. Brandon and Bubala collateralized 548,570 shares of personally held stock in the Company against a working capital loan for the benefit of the Company. These shares and other shares of the Company were fraudulently misappropriated by certain foreign persons and their agents through several illegal schemes. With the full cooperation of the Company and its management, the Securities and Exchange Commission obtained various injunctions against these individuals and their agents.

        The Company and Messrs. Brandon and Bubala have obtained Federal District court judgments against certain of the individuals and their agents under federal and state racketeering statutes which provide for damages and treble damages. Other individuals or their assets have not been located. Accordingly, collection efforts resulting from the judgments have been suspended until these individuals and assets can be located. There can be no assurance that any amounts will be recovered other than the return of $120,000 proceeds from share sales held in escrow, which amount was returned to the Company in fiscal 1995. During fiscal 1994 the Company replaced the shares that Messrs. Brandon and Bubala had lost.

<F23>

Statement of Cash Flows


Supplemental Disclosures of Cash Flow Information:

                                          June 30, 1995   June 30,1994    June 30, 1993



Cash paid for interest                     $425,000        $368,000        $417,000
Cash paid for income taxes                        0               0               0
Noncash Investing Activities:
  Wincanton common stock                  3,000,000       1,100,000
  Tradesman Industries common
    stock, license and deposit           10,000,000
  Net assets acquired                     1,312,000         100,000       2,066,000
  Receivables from acquisitions                                             514,000
Noncash Financing Activities:
  Due Wincanton on Tradesman
    investments                           3,550,000
  Debt issued or assumed in
    business acquisitions                   812,000                       1,350,000
  Equipment acquired under
    Capital Lease                                           269,000
  Debenture decrease for
    reduced conversion rate                                 250,000
  Preferred Stock Issued:
    For business acquisitions                                               165,000
    For dividends                           357,000         635,000         224,000
  Common Stock Issued:
    For Wincanton common stock            3,000,000
    For Tradesman investment              6,450,000
    For business acquisitions               500,000         100,000         280,000
    In payment of debt                      848,000         280,000         274,000
    For services rendered                 2,201,000         590,000         499,000
    Other                                  (158,000)                        271,000
    Converted from preferred stock        1,459,000       3,020,000       1,409,000


<F24>
International Operations

      During fiscal 1995, the Company entered into licensing agreements, with third parties, which grant to the licensees the exclusive right to establish sub-licenses for the purpose of using the products of the Company in Germany, China, Korea, Arab Gulf, Sweden, Norway, Finland, Denmark, France, Switzerland, Austria, Italy, Spain and Portugal. The agreements require a specified number of product purchases over the term of the agreement and most agreements require royalty fees to the Company based upon gross revenues of the sub-licensees.

      During fiscal 1994, the Company entered into similar licensing agreements, as described above, for the countries of Japan, Canada, the United Kingdom and South Africa.

      During fiscal 1993, the Company entered into similar licensing agreements, as described above, for the countries of Australia, New Zealand and the Benelux
Region (Belgium, Netherlands and Luxembourg). The Company has a 31% equity interest in Work Recovery Pty, Ltd., the licensee for Australia and New Zealand.

<F25a>
Subsequent Events

      Wall Street Journal

      On August 9, 1995 an article in the Wall Street
Journal alleged financial irregularities related to sales and licensing transactions of the Company. Reacting to the article, the market price of the Company's common stock dropped dramatically.

      Class Action law suit

      Subsequent to the publication of the Wall Street Journal article numerous investor lawsuits were filed. These lawsuits were subsequently consolidated into one class action suit.
The amended complaint alleges numerous financial irregularities during the period from March 30, 1993 through August 9, 1995.

      SEC/FBI Investigations

      On August 11, 1995 the SEC initiated a formal order of private investigation into the Company's financial dealings and reporting. The FBI also has been investigating the allegations.

      Audit Delays, Delinquent Filing of Form 10-K

      The Company's annual report and Form 10-K were due on the extended date of October 13, 1995. The filing was delayed due to the lateness of presenting certain requested audit evidence to the outside auditors.

       Notification of Audit Committee, Internal Investigation

      Upon examination of the information presented, the auditors determined that certain irregularities and illegal acts may have occurred and, in accordance with generally accepted auditing standards, reported their concerns to the Audit Committee of the Board of Directors on October 20, 1995. Accordingly, the Board authorized the outside auditors and counsel to determine the facts surrounding the alleged irregularities and illegal acts and the resultant accounting and reporting implications.

      Nasdaq Investigation and Delisting

      As a result of not filing the Form 10-K, a hearing was conducted on October 30, 1995 by Nasdaq to determine whether the stock of the Company should continue to be listed on the Nasdaq Stock Market. After the hearing and related investigation the stock was delisted effective with the opening of business on November 9, 1995.

      Resignation of Mr. Brandon - the President, CEO and Chairman

      When it was determined by the outside auditors and counsel that Mr. Brandon had knowledge of the improprieties, they informed the Audit Committee that it must take appropriate remedial action regarding the implicated management. The Audit Committee reported the findings and recommendations to the full Board of Directors which requested and received
Mr. Brandon's resignation as President, CEO and Chairman.

      Audit Delays

      The outside auditors have experienced substantial delays in obtaining documentation. The delays have occurred in obtaining documentation and information which are obtainable through Mr. Brandon and other third parties.
Audit issues related to cash balances (Note 25(b)), theft loss (Note 25(c)), stock issues (Note 25(d)), revenue recognition (Note 25(f), and other substantive audit issues were delayed due to lack of documentation. Documentation was obtained through alternative means to reach audit conclusions.

      Additionally, certain parties to the above transactions have not cooperated with the auditors upon advice of their counsel.
Audit adjustments have accordingly been made reversing transactions or providing impairment losses.

      The delay in completing the audit was related to resolution of these matters and the change in management of the Company as discussed below.

<F25b>
Yorkton Securities, Inc. - Intavest Pty Ltd.

      The Company reported receiving $6,250,000 as collection on accounts receivable as a subsequent event in its 10-Q for the quarter ended March 31, 1995.

      The outside auditors and counsel have determined that the $6,250,000, represented by Mr. Brandon as being received as of June 30, 1995 and as being collections on various accounts receivable, were in fact not received in an account at Yorkton Securities, Inc. ("Yorkton") until August 3, 1995. Additionally, the amount was not collection of accounts receivable but loan proceeds from a loan by Yorkton to Intavest Pty Ltd. ("Intavest") which were transferred into an account only bearing the name of Work Recovery.

     At Mr. Brandon's direction, the $6,250,000 had been posted as of June 30, 1995 to the following account balances:
Carat International license receivable balance of $2,100,000, Carat International Ergos receivable balance of $2,307,000,
A-1 Financial Planning stock subscription receivable balance of $690,000, Victoria Overseas Fund, Inc. stock subscription receivable balance of $651,750 and Midwestern Diagnostic Assessment Services, Inc. (Midwestern Diagnostic) license receivable balance of $501,250. The management of Carat International independently confirmed their license and Ergos account receivable balances net of the above amounts as they had been actually paid. The other accounts were netted to zero by the above allocations. The postings have been reversed as audit adjustments. The participation of management of these entities in this transaction has not been determined.

      The auditors and counsel have also determined that Mr. Brandon signed a loan guarantee and security agreement on behalf of Work Recovery without knowledge of the Board of Directors, guaranteeing a maximum of $5,748,750 of the account balance against the Yorkton-Intavest loan. Per the agreement, the funds were not accessible by the Company.

      The auditors and counsel have also determined that based on Mr. Brandon's August 30, 1995 authorization sent to
Yorkton releasing the collateral, Yorkton withdrew the entire $6,250,000 from the "WRI" account. The location of the $501,250 difference between the $6,250,000 account balance and the loan guarantee of $5,748,750 has not been determined. Additionally, the relationship of this $501,250 amount to the above balance of Midwestern Diagnostic has not been determined.

<F25c>
World Wide Purchasing

      The outside auditors and counsel have determined that in June 1995 a corporation known as World Wide Purchasing, Inc. was created with the known cooperation or knowledge of Martha Greenlee (manufacturing director and sister of Mr. Brandon), and an outside party. Documents evidencing purchase and receipt of inventory from World Wide were fabricated. These documents, totalling $352,829 were submitted and paid by the Company in June 1995. Additional amounts totalling approximately $277,000 were paid to or on behalf of World
Wide subsequent to year end.

      With the cooperation of the third party, the records of World Wide have been entrusted to the outside auditors.
The records have revealed that $100,000 of the initial funds paid to World Wide were diverted via Martha Greenlee to an entity known as Southwestern Diagnostic Services, Inc. and endorsed by Mr. Brandon, $150,000 was diverted to Midwestern Diagnostic; and $60,000 diverted to the third party. The $100,000 and $60,000 amounts were subsequently repaid to World Wide and used to purchase Ergos components for Work Recovery. Midwestern Diagnostic subsequently paid $100,000 against its various Ergos leases with Work Recovery.
The relationship between the amount received by Midwestern Diagnostic from World Wide Purchasing, and the amount paid to Work Recovery against its lease balances has not been determined.

      The entire $352,829 amount has been included in theft loss to the extent that total funds paid by Work Recovery to or on behalf of World Wide exceed inventory subsequently recovered. The Company is attempting to recover the funds and inventories and failing those attempts to ascertain available insurance coverage.

<F25d>
Al Sabah Trading and Development Company, PLC/ Carat
  International

      The Company has reported Ergos sales to certain foreign entities in the 10-Q's for the first three quarters of fiscal 1995.

      The outside auditors and corporate counsel have determined that the earnings process was not complete for the following previously recorded Ergos sales of the Company:

                                      Date             Amount
Customer

Al Sabah Trading and Development     09/11/94        $   538,000
Carat International                  12/14/94          3,750,000
                                                      ----------
                 Through 12/31/94                      4,288,000
Al Sabah Trading and Development     03/12/95          1,525,000
                                                      ----------

                 Through 03/31/95                      5,813,000
Al Sabah Trading and Development     04/17/95          1,686,485
                                                      ----------
                 Through 06/30/95                    $ 7,499,485
                                                      ==========

      The above transactions and related account balances have been independently confirmed by management of the above entities inferring they had received the Ergos units. Management of these entities also signed authorizations for custodial shipments to World Wide Purchasing as warehousing agent. Additionally, certain former management of WRI presented shipping and custodial receipt documents to the auditors "evidencing" shipments to World Wide Purchasing as warehousing agent.
However, upon auditor and counsel inspection of the components representing the above units it was determined that the manufacturing and shipping processes related to the above recorded sales were not completed. Additionally, it was determined that the World Wide Purchasing warehouse, where these shipments were purportedly held as of the above dates, was not opened until July 1995, evidencing that certain of these documents were falsified or fabricated. Accordingly, the above sales have been reversed.

      The collaboration of the above entities in these transactions has not been determined.

      Prior to his resignation as an officer on December 14, Mr. Brandon issued a rescission to Al Sabah. This rescission was not approved by the Board of Directors and counsel notified Al Sabah that the rescission was invalid. Al Sabah subsequently filed suit for return of the $1,500,000 paid against the license and Ergos receivables. See Note 22.

<F25e>
Regulation S Transaction - Intavest

      As discussed in Note 22, Regulation S promulgated by the Securities and Exchange Commission under the Securities and Exchange Act of 1933, exempts the sale of securities to foreign investors from registration requirements of the Act.
The shares cannot enter the U.S. market for at least forty days.

      In June 1995, the Company sold and issued 1,333,166 shares of common stock to Intavest Pty. Ltd. for $2,000,000 cash at a substantial discount to market. The shares were placed in street name of Yorkton Securities before expiration of the 40-day period.

      Intavest and Yorkton have not provided requested documentation as to the disposition of these shares. If the shares had been sold, the market value of these shares could have generated approximately $8,000,000 or a $6,000,000 net profit. Alternatively, the share value may have been sufficient to collateralize a substantial loan. It has not been determined if there an association between the issuance of these shares and the loan from Yorkton to Intavest described in Note 25(b).

<F25f>
Wincanton/Tradesman

      As disclosed in Notes 4, 8 and 9, the Company has entered into various licensing, purchase, sales, consulting and investing transactions with Wincanton and its subsidiaries Queensland Industries and Tradesman. It has been alleged in the class action Complaint that these transactions have been entered into for the mutual and offsetting benefit of the parties involved. Absent an admission by the parties involved, the Company has not been able to conclusively determine such intent based on the facts and circumstances.

      The Company has issued substantial blocks of stock to Wincanton, Tradesman and Garstang Holdings (Walter
Doyle entities) in payment of the obligations for the Tradesman license, the advance deposit on the Tradesman mini-van units, and the Tradesman and Wincanton common stock purchases. Since some cash has been received by Work Recovery subsequent to these transactions, there may be a circumstantial correlation between the related sales of Work Recovery stock received by these parties and cash payments received by the Company on the various accounts.

<F25g>
Inc/Eurocontrols (Peter Tucker) / Neval Ltd (Dominique
   Lang) / Intermedia Com (Roger Serrero)

      The following comments are based on prima facia appearance of certain documents and signatures and not as a result of validation by a hand writing or documentary expert.

      During fiscal 1994, the Company reported entering into a license agreement with Inc/Eurocontrols for $2,500,000. Mr. Peter Tucker signed the independent confirmation to the outside auditors acknowledging the license agreement and the $2,500,000 balance owed. On the same day, Mr. Tucker also signed a stock subscription agreement to purchase common shares from the Company.

      Prior to completion of the 1994 audit field work on September 30, 1994, $200,000 was applied by the Company against this receivable. Subsequently an additional $500,000 was applied by the Company against this receivable. These amounts were received from Discom Ltd (a Walter Doyle entity) and A-1 Financial Planning (a Peter Voss entity). The balance of $1,800,000 was subsequently reported by the Company to have been assumed by Neval, Ltd. During fiscal 1995 the Company also reported entering into an additional $7,500,000 in license agreements with Neval.

      No payments were made by Neval against the agreement. Subsequent to June 30, 1995, the $9,300,000 balance on these agreements was assumed by Intermedia Com. The
$9,300,000 balance and license agreements were independently confirmed to the auditors by Mr. Roger Serrero of Intermedia Com. Mr. Brandon has represented that subsequent to year end, a$1,500,000 wire transfer for payment on the Intermedia license was in process but was stopped. The location or disposition of these funds has not been determined.

      Even though the balance was confirmed by Intermedia Com, the auditors attempted to confirm the agreement transfers with Peter Tucker and Dominique Lang. Mr. Tucker was provided signature pages from the three documents signed in the name of Peter Tucker; the license agreement, the audit confirmation and the stock subscription agreement.
His written response stated that he did not sign the license agreement. He verbally denied any knowledge of the agreement. He did not deny signing the audit confirmation and the subscription agreement. He deferred all future communication on the issue to Mr. Brandon.

      Based on Mr. Tucker's verbal assertion, his refusal to communicate further on the matter and Mr. Brandon's lack of cooperation on the matter, the Company reversed this transaction which had been previously recorded in the fiscal year ended June 30, 1994.

      Additionally, due to the absence of any confirming communication from Dominique Lang and Mr. Brandon's lack of cooperation with obtaining such confirmation, the Company has also reversed the expanded $7,500,000 ($2,500,000 as of March 31, 1995) in related license revenues recorded in the fiscal year ended June 30, 1995.

<F25h>
Work Recovery Centers, Inc. - Louisiana (WRCLA)

      Since 1992 the Company has advanced funds to an entity (WRCLA) located in Metarie, Louisiana. The amounts were previously represented by former management as being advances toward the purchase of the operation and that all amounts advanced would be capitalizable as purchase costs when the transaction was completed. No disclosure of ownership by the Company or its officers in this entity had been made to the outside auditors. When the 1995 transaction was reviewed by the auditors, it was determined that the purchase price was substantially in excess of the value of assets purchased. The following previously undisclosed facts were also determined.

      During fiscal 1992, former management of the Company entered into an agreement to purchase a clinic in Metarie, Louisiana. A memo outlining the points of how the purchase would be structured revealed that the Company would be an 80% owner in the operating entity. Additionally, three then officers of the Company; Mr. Brandon, Mr. Shorey and Mr. Bubala; acquired a 75% interest in a partnership which purchased the related real estate leased by the entity. The real estate was purchased for $1,500,000, approximately $800,000 greater than its then appraised value. (The 1995 appraised value of this real estate was $1,050,000.) The Company guaranteed the real estate mortgage and advanced funds to this entity from fiscal 1992 through 1995 primarily to pay the carrying costs of the real estate.

      During fiscal 1993 the Company received 3,000 shares in WRCLA out of a total of 10,000 shares issued, with the intent to issue a total of 20,000 shares. Based on shares actually issued, the Company's ownership was 30%. During fiscal 1995, the Company recorded the purchase of the clinic operations and related equipment and real estate, through a consulting agreement with Mr. Roberts, the majority owner.
The Company's ownership was increased to 80% of WRCLA. Mr. Roberts has asserted that WRCLA has filed separate income tax returns for all years.

      The Company's actual and intended ownership of the clinic was not disclosed to the auditors. Additionally, the officers' ownership of the underlying real estate and guarantee was not disclosed to the auditors. Mr. Bunker, Company
CFO beginning in fiscal 1994, has asserted that he had no knowledge of this ownership as well. Additionally, no explanation has been provided for the substantial premium paid on the property.

      Due to the underlying impairment of this investment, the financial statements of the Company have been restated to expense the advances made to or on behalf of WRCLA.

<F25i>
Southwestern Diagnostic Service, Inc.

      On August 1, 1995 the Company paid $385,000 to an entity known as Southwestern Diagnostic Service, Inc. ("SDS"), purportedly to complete the purchase of its New Mexico, Arizona and Hawaii operations. Some lesser amounts totalling $65,000 had previously been advanced.
As disclosed in Note 25(c), SDS also received an advance from World Wide Purchasing.

      Documentation provided by the former owner of SDS evidences that Mr. Brandon was actively involved with the formation of this entity in 1994. Although Mr.
Brandon subsequently changed his investment in this company from common stock to a loan, he continued to serve as an officer, director and signatory on the checking account.

      On August 22, 1995 the checking account of Southwestern Diagnostic was closed through the issuance of three cashier's checks: $85,000 to the 100% shareholder of SDS, approximately $104,000 to World Wide Purchasing and $300,000 to the Company. As disclosed previously, the $104,000 was repayment of the circuitous advance from World Wide. The $300,000 payment to Work Recovery, originally applied to unrelated Ergos leases and receivable balances, has been reclassified to "Unallocated Credits". The affected lease and receivable have been fully reserved.

      The stock purchase agreements for the Arizona and Hawaii entities totalled $450,000, which was payable not later than September 1, 1995. The Company did not purchase the New Mexico entity. The former owner of Southwestern Diagnostic has asserted that Mr. Brandon increased the purchase price of the entities for the $300,000 circuitously applied to the Ergos purchases. The Company accordingly intends to reduce the subsequently recorded purchase price of these entities.

<F25j>
Mr. Brandon's Stock

      The auditors have also determined that Mr. Brandon has entered into numerous transfers of his personal stock in the Company to related persons who are also employees of the Company, unrelated employees of the Company, and other business associates of the Company. Mr. Brandon's counsel has advised him not to respond to the auditors' request to explain the substance of these transactions. Accordingly, no determination has been made as to the effect, if any, on the financial statements of the Company.

<F26>

Bad Debt Reserves, Impairment Losses, Investment Losses and
     Deferred Revenues

      As disclosed in various previous notes, additional bad debt reserves, impairment reserves, deferred revenues, and unallocated credits have been recorded. The following table discloses the effects of these adjustments. The year of origin of the revenue or cost is likewise disclosed. All adjustments have been recorded to fiscal 1995. To the extent the origin was from prior periods, these adjustments result from a change in accounting estimates by management and do not qualify as prior period adjustments or require restatements of prior periods.

                                    June 30, 1995   June 30, 1994      Prior

Additional Bad Debt Reserves:


  Licensing receivables                                  $ 7,453,000        $ 285,000
  Ergos lease receivables                                  2,761,000
  Ergos receivables                                          316,000
  New Concepts receivables                                   202,000
  Clinic receivables                $     462,000
  Subscription notes receivable         1,582,000
  Other receivables                                                           299,000
                                     ------------       ------------        -----------
    Total additional bad debts          2,044,000         10,732,000          584,000
                                    -------------       ------------        -----------
Impairment losses:

  Other assets, equipment
    not in service                                                            844,000
  Tradesman license and
    unit advance                         7,500,000
  Investment in affiliate                   57,000
  Goodwill related to acquisitions                                          5,424,000
                                       ------------      ----------         -----------
  Total impairment losses                7,557,000                          6,268,000
                                       -------------     ----------         -----------

Investment losses:

  Tradesman Industries
    common stock                         2,500,000
  Wincanton Corporation
    common stock                         3,000,000            934,000
  Work Recovery Pty, Ltd
    common stock/advances                  766,000          4,237,000
                                     -------------        -----------       -------------
    Total investment losses              6,266,000          5,171,000

                                     -------------        ------------      -------------

Deferred revenues:

  Wincanton consulting revenues          9,000,000
  Licensing revenues                    13,600,000
                                      --------------      ------------      ------------
    Total deferred revenues             22,600,000
                                      --------------      ------------      -----------
Total effect of the
    above adjustments                 $ 38,467,000       $ 15,903,000      $6,852,000
                                     ===============     ============
============

      These adjustments have affected fiscal 1995 income by $61,222,000 or $1.72 per share.

      Certain adjustments have resulted in unallocated credits which resulted from payments which had previously been applied to repudiated transactions which were previously recorded.
$700,000 results from repudiated licenses and $266,000 from repudiated leases. These amounts, grouped with liabilities, will ultimately be classified as liabilities, equity or revenues when determined by the Company.

<F27>

  Adjustments to Prior Periods


      Certain adjustments have resulted in restatement of prior
period financial statements.  These adjustments and periods
affected are as follows:
                                              June 30, 1994   June 30,1993   June 30, 1992

Net Income (Loss) as previously reported        $4,607,000     $1,064,000   $(120,000)
Adjustment to rescind
  repudiated license (Note 25(g))               (2,500,000)
Adjustments to rescind
  repudiated leases (Note 5)                    (2,127,000)
Adjustment to record undisclosed
  impairment of investment (Note 25(h))           (238,000)     (217,000)     (260,000)
Adjustment to provision for income taxes         2,396,000       105,000        88,000
Adjustment to cumulative effect of
  change in accounting principle                  (168,000)
Adjustment to extraordinary benefit from
  utilization of NOL carryforwards                               (80,000)
                                                -----------    ----------    ----------
Net Income (Loss) as restated                   $ 1,970,000      $872,000    $(292,000)
                                                ===========    ==========     =========

Earnings (Loss) per share,
  as previously reported                      $   .18           $.06        $(.02)
Effect of adjustments on
  Earnings per share                             (.10)          (.01)        (.02)
                                                -------        -------     ---------
Earnings (Loss) per share,
  as restated                                 $   .08           $.05        $(.04)
                                                =======        ========    ========

<F28>
The TEAM for New Management, LLC

      On January 18, 1996 the Board of Directors of the Company and the Team for New Management LLC (the "Team") effected a change in control of the Company through a voluntary, negotiated change in the composition of the Board of Directors and management of the Company. The Team was formed by certain stockholders who had lost confidence in the Company's former management. The
Team was formed to help finance and conduct a proxy solicitation against the former management and to provide management services to the Company if a new Board were installed.

      On January 18, 1996 the Company entered into an Interim Management Services Agreement ("IMSA") with the Team to provide executive management services generally performed by a President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The IMSA expires April 17, 1996, unless extended or terminated pursuant to its terms. Under the IMSA, the Company will pay the Team $25,000 per week and will advance or reimburse the Team's related out-of-pocket expenses.

      The former directors also authorized, subject to approval of the shareholders of the Company, the issuance of warrants to the Team which are exercisable for five years to purchase common stock of the Company: (i) three million shares at $1.25 per share; (ii) three million shares at the average closing bid price for the 20 trading day period beginning January 4, 1996; (iii) two million shares at $3.00 per share; and (iv) two million shares at $5.00 per share. The warrants will be issued as restricted securities and subject to certain rights and restrictions.

      On January 18, 1996, the Company also entered into Severance Agreements and Releases ("Severance Agreements") with Mr. Bunker and
Ms. Duncan whereby they would continue to assist the orderly transition of management control and provide requested information at per annum rates approximating their prior compensation as officers. The Company has agreed to not assert any claims against them existing as of January 18, 1996 subject to certain exceptions.

<F29>
Ability of the Company to Continue as a Going Concern

      The Company has sustained a significant loss for the year ended June 30, 1995 and has experienced further material financial and liquidity deterioration since year end. It is unlikely the Company will be able to continue day to day operations without seeking protection from creditors under the bankruptcy laws.

      In January 1996, the new management began an immediate, aggressive cost reduction program, which includes the selling or closing of unprofitable centers and the reduction of corporate staff and other expenses, in an effort to provide for and alleviate immediate and short-term cash requirements.
The Company plans to retain or relocate ten centers, sell thirteen centers and close five centers. Subsequent to year end but before the TEAM assumed management, six other centers had already been closed. These centers, which were operating during fiscal 1995, affected fiscal 1995 revenues, net loss and earnings per share by $2,759,000, $(2,130,000) and $(.06), respectively. Management estimates that due to the substantial accumulated depreciation, the net unrecovered costs from these dispositions will not be material and accordingly has not further recorded impairment to Property, Plant and Equipment.

      New management is also investigating possible sources of additional capital. In February 1996, the Company secured a $500,000 loan from a private company. This loan is convertible into common stock and is secured by certain equipment. Management estimates the Company needs between $8-$12 million to fund current negative cash flows from operations and to fund its business development plan over the next 24 months. No commitments for such capital have yet been received. The legal actions against the Company and contingencies, as discussed above, severely limit the Company's ability to obtain additional financing outside of bankruptcy.
There can be no assurance that additional financing will be available and, if available, that the terms and conditions would be acceptable to the Company.

                                SCHEDULE VIII

                              WORK RECOVERY, INC.
                          VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
FOR THE YEAR ENDED JUNE 30, 1995

                              Balance at    Charged to   Charged to               Balance
                              Beginning     Costs and    Other                    at End
                              of Period     Expenses     Accounts     Deductions  of Period
Description

Allowance for Bad Debts,
  Trade Receivables          $ 1,066,000   $  980,000                 $(286,000) $1,760,000
Allowance for Obsolescence        46,000                                              46,000
Marketable Securities
  Valuation Allowance                       3,934,000                              3,944,000
Deferred Revenues,
  Consulting (AR)                                       $ 6,991,000                6,991,000
Deferred Revenues,
  Consulting (Cash)                                       2,009,000                2,009,000
Allowance for Bad Debts,
  Licenses                                 7,738,000                               7,738,000
 Deferred Revenues,
  Licenses (AR)                                          13,600,000               13,600,000
Allowance for Bad Debts,
  Leases                                   2,761,000                               2,761,000
Impairment Reserve,
  Goodwill and Other                       5,424,000                               5,424,000
Impairment Reserve,
  Tradesman                                7,500,000                               7,500,000
Valuation Reserve,
  Investments in and
  Advances to Affiliates                  11,437,000                              11,437,000
Impairment Reserve,
 Other Assets                                901,000                                 901,000
Unallocated Credits                                         966,000                  966,000
Allowance for Bad Debts,
  Subscription Notes                       1,582,000                               1,582,000



FOR THE YEAR ENDED
JUNE 30, 1994

Allowance for Bad Debts         $545,000    $734,000                  $(214,000) $1,066,000
Allowance for Obsolescence        46,000                                              46,000

FOR THE YEAR ENDED
JUNE 30, 1993

Allowance for Bad Debts          $106,000   $202,166       $*262,000   $(25,000)  $ 545,000
 Allowance for Obsolescence          34,000                12,000                     46,000

      *      Valuation accounts acquired with Work Simulation


Centers, Inc.
acquisition and Sim Center acquisition

(AR) - Reserve was offset to the related receivable rather than reflected as a liability for the sake of accounting conservatism in light of the circumstances encountered on the audit.