Form 10-K/A
period 1995-06-30
WORK RECOVERY INC
filed 1996-05-30
CIK 841712

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

               27     Financial Data Schedule.

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

                                    SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WORK RECOVERY, INC.
                              (Registrant)

By: /s/ DORCAS R. HARDY
        Dorcas R. Hardy
        Acting Chief Executive Officer (Principal Executive Officer)
Date:   May 30, 1996