Form 10-K
period 1996-06-30
WORK RECOVERY INC
filed 1996-10-11
CIK 841712

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K



(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June
30, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from ____________ to ____________
Commission File No. 0-18695



                              WORK RECOVERY, INC.
          (Exact name of registrant as specified in its charter)


                Colorado                              68-0165800

(State or other jurisdiction of incorporation     (I.R.S. Employer
  or organization)                                Identification Number)

Friebus Avenue, Suite 14
  Tucson, Arizona                                       85713
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:     (520) 322-6634

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

     Registrant's $.004 par value per share common stock is its sole class of voting stock. As of October 1, 1996, there were 45,918,623 shares of common stock outstanding, of which approximately 45,111,000 shares were held by non-affiliates of the registrant. The closing trading price of the common stock on that date was $.125 per share, as reported by National Quotation Bureau. Based upon this price, the market value of those shares of registrant's voting stock held by non-affiliates was approximately $5,639,000 as of October 1, 1996; although such stock is thinly traded and there can be no assurance that the trading price accurately reflects the value thereof.


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

     Registrant has only one class of common stock outstanding, of which approximately 45,918,623 shares were outstanding as of October 1, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None

                                  PART I

Item 1.   Business

Overview

     DURING THE FISCAL YEAR ENDED JUNE 30, 1996, THE ENTIRE MEMBERSHIP OF THE BOARD OF DIRECTORS OF WORK RECOVERY, INC. WAS REPLACED AND SIGNIFICANT CHANGES IN THE COMPANY'S MANAGEMENT OCCURRED.

     ON MAY 29, 1996, THE COMPANY FILED A VOLUNTARY PETITION FOR REORGANIZATION IN THE UNITED STATES BANKRUPTCY COURT FOR THE DISTRICT OF ARIZONA.

     THIS ITEM SHOULD BE READ IN CONJUNCTION WITH ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Bankruptcy and Reorganization Events

     On May 29, 1996, Work Recovery, Inc., a Colorado corporation and its wholly-owned subsidiary Work Recovery Centers, Inc., an Arizona corporation (collectively "Work Recovery", the "Company" or the "Registrant")filed voluntary petitions in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") for protection from creditors ("Bankruptcy Filing") to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is currently operating as a debtor in possession under the supervision of the Bankruptcy Court and is authorized to operate its business as such.

     Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined the continuation of any judicial or administrative proceedings against the Company. All creditor actions to obtain possession of property from the Company or to create, perfect or enforce any lien against the property of the Company are also enjoined. As a result, the creditors of the Company are precluded from collecting pre-petition debts or pursuing pre-petition claims without the approval of the Bankruptcy Court.

     The Company anticipates that the reorganization process will result in the restructuring, cancellation and/or replacement of the interests of its existing common and preferred stockholders and holders of options, warrants or other rights to acquire common or preferred stock ("Equity Interests"). Because of the "absolute priority rule" of Section 1129 of the Bankruptcy Code, which requires that the Company's creditors be paid in full (or otherwise consent) before equity holders can receive any value under a plan of reorganization, it is uncertain what the status of the holders of Equity Interests will be following the bankruptcy.

     On August 5, 1996, the Company filed a Joint Plan of Reorganization with the Bankruptcy Court and an Amended Joint Plan of Reorganization in October 1996 (the "Reorganization Plan"). The Reorganization Plan sets forth a proposal for the reorganization and continuation of the Company's business through the restructuring of the Company's pre-Bankruptcy Filing unsecured debt and restructures and substantially dilutes the Equity Interests of the Company's shareholders.

     A plan of reorganization effects a complete restructuring of the debt and Equity Interests of a debtor. Once a plan has been confirmed by the Bankruptcy Court, and the plan becomes effective by satisfying whatever conditions are described in the plan, the plan becomes binding upon the debtor and all creditors and Equity Interest holders dealt with in the plan. The obligations of the debtor that existed prior to plan confirmation are discharged and the obligations under the plan are substituted for those obligations. The Equity Interests that existed prior to the plan are cancelled and only Equity Interests granted or retained under the plan exist after the effective date of the plan.

     A confirmed and completed plan is binding upon all persons having claims against or interests in the debtor if those claims or interests are dealt with in the plan. The plan is binding upon those who voted against the plan, those who do not vote at all and those who did not participate in the plan process.

     The Reorganization Plan was filed with a Disclosure Statement describing the Reorganization Plan ("Disclosure Statement") and describing procedures necessary for its confirmation.

     The Bankruptcy Court scheduled a hearing for October 7, 1996, to consider the adequacy of the Disclosure Statement. Once the Court determines that the Disclosure Statement is adequate to inform creditors, shareholders and other interested parties, the Court will require the Company to distribute the Disclosure Statement, or a summary thereof, to all creditors, shareholders and other interested parties, and will also schedule a date for balloting on the Reorganization Plan. The Company anticipates that the Court will schedule a hearing to consider approval of the Reorganization Plan sometime in November 1996.

     The Reorganization Plan filed by the Company proposes various treatments for the claims of creditors and the Equity Interests in the Company. Pursuant to the terms of the Reorganization Plan, the Company would change its corporate domicile from Colorado to Delaware, and cancel all existing capital stock.
Upon the Effective Date of the Reorganization Plan, the reorganized Company would assume certain specified obligations to existing creditors and undertake to issue common stock ("New Common Stock") to creditors, shareholders and others.

     In summary, the Plan provides for (1) the sale of the Company's real property in Louisiana and the payment of the debt secured by such property from the proceeds of the sale; (2) the Company's retention of its real property in Tucson, Arizona and the payment of the debt secured by such property in accordance with the original terms of such debt; (3) the payment of eighty percent (80%) of the amount of most general, unsecured claims in installments over six months; (4) the issuance of 1,500,000 shares of New Common Stock to shareholders who have claims arising from alleged securities laws violations by the Company; (5) the payment of up to $300,000 plus the issuance of up to 1,500,000 shares of New Common Stock to holders of allowed claims arising from certain Unresolved Claims; and (6) the issuance of approximately 5,150,000 shares of New Common Stock to existing Common and Preferred shareholders and option and warrant holders of the Company. The Reorganization Plan also provides for the issuance of New Common Stock to providers of pre- and post-petition financing, (approximately 3,900,000 shares); the Team for New Management (as defined below) (approximately 1,800,000 shares) and current directors (200,000 shares) and key employees (500,000 shares) of the Company.

     The Bankruptcy Court scheduled October 1, 1996, as the last date for filing claims against the Company for consideration in the Bankruptcy proceedings.
The Company is aware that a substantial number of claims have been filed against the Company, but has not been able to review all such claims or compare the claims against the Company's books and records. As a result, the Company is currently unable to estimate with any accuracy the total amount of claims asserted, their classification under the Reorganization Plan, or what claims would likely be allowed as claims in the bankruptcy proceedings. However, the claims that have been filed against the Company as of September 30, 1996 are in excess of $43,994,000. Such aggregate amount includes claims of all character, including, but not limited to, unsecured claims, secured claims, claims that have been scheduled but not filed, tax claims, claims for leases that were assumed, and claims which the Company believes to be without merit; however, claims filed for which an amount was not stated are not reflected in such amount. The Company is unable to estimate the potential amount of such unstated claims; however, the amount of such claims could be material.

                          DESCRIPTION OF BUSINESS

Work Recovery, Inc.

     Focus V, Inc. ("Focus") was incorporated under the laws of the State of Colorado on August 9, 1988, and completed an initial public offering on July
11, 1989. On December 18, 1989, Focus, a non-operating public shell, entered into an exchange agreement with the shareholders of Work Recovery Centers, Inc. ("WRCI") to acquire 100% control of WRCI. WRCI was acquired by Focus from its shareholders, in a tax-free common share exchange on December 18, 1989, and was subsequently merged into Focus. On January 30, 1990, the name of Focus was changed to Work Recovery, Inc. WRCI was organized under the laws of the State of Arizona on June 21, 1986, for the purpose of researching, developing, manufacturing and distributing the ERGOS, a machine which addresses certain needs of the injured workers' rehabilitation industry and the vocational aptitude assessment industry, and which assists employers in complying with the Americans with Disabilities Act ("ADA"). (See "Products of the Company - ERGOS" for a more complete description of this machine.)

     Work Recovery, Inc. ("the Company"), directly and through its subsidiaries, is engaged in the development, manufacture, distribution and sale of products, as well as the provision of services, to the injured workers' rehabilitation industry, to the vocational aptitude assessment industry and to the ADA compliance industry. This business is pursued in three areas: (i) the development, manufacture, distribution and sale of ERGOS directly by the Company, (ii) consulting services, and (iii) the delivery of marketing and other services to ERGOS network providers.

New Concepts Corporation

     On January 2, 1991, the Company acquired New Concepts Corporation ("NCC") in a tax-free common share exchange. Following the acquisition, NCC became a wholly-owned subsidiary of the Company. The business of NCC was formerly operated under the name of "Career Systems" as a division of Singer Corporation, which at the time of the sale to NCC was a large multi-national conglomerate. These business operations were acquired by NCC in 1985. NCC manufactures, markets and distributes Transition Work Stations, which address certain needs of the injured workers' rehabilitation industry and the vocational aptitude assessment industry. Subsequent to the end of fiscal year 1996, the Company entered into a Business Purchase Agreement pursuant to which the Company's NCC assets and liabilities were sold to a former employee of the Company. The Company does not believe that any material gain or loss will result from this transaction. This transaction is subject to the approval by the Bankruptcy Court.

Work Recovery Centers, Inc.

     In 1992, the Company acquired a Colorado corporation named Rehab Net, Inc., whose assets and liabilities, upon acquisition, were concurrently transferred by the Company to a wholly owned subsidiary, Work Recovery Centers, Inc. ("WRC"), a Colorado corporation. The purpose of WRC was to engage in the development and operation of evaluation and rehabilitation centers directly and in joint ventures with others. At the beginning of fiscal year 1996, there were 40 such centers in operation. The current Board of Directors and management ("New Management") determined that such centers could not be operated profitably and that existing operations should be greatly reduced.
Consequently, at the end of fiscal year 1996, only three such centers remained. As of October 1, 1996, only one Company owned center and one joint venture owned Center were in operation. The centers principally offer ERGOS functional capacity evaluations, work therapy, vocational assessment and pre- and post-offer ADA testing and a variety of consultant services, including job analysis, job site modifications, and safety training.

Work Recovery Europe, Ltd.

     During fiscal year 1993, the Company established Work Recovery Europe, Ltd. ("WRE"), a United Kingdom company, and opened an office in Milton Keynes, England. WRE was established to manage the Company's expansion of products sales and service delivery into the United Kingdom and the European Community. In February 1996, New Management closed the Milton Keynes office and is currently evaluating its international business strategy, and has undertaken substantial reforms in its operations by redirecting its marketing efforts to focus on domestic, rather than international, sales. The Company has also redirected its marketing approach towards sales and placement of equipment rather than large area, exclusive licensing agreements.

Possible Change of Domicile

     As discussed above, the Reorganization Plan provides for a change of the Company's state of incorporation from Colorado to Delaware.

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

                          PRODUCTS OF THE COMPANY

ERGOS

     The ERGOS assists rehabilitation facilities, physicians, hospitals and medical centers in performing Functional Capacity Evaluations and contributes to the measurement of the progress of Work Therapy programs. ERGOS also provides for the measurement of the essential functions of a position, thereby allowing employers to provide unbiased job descriptions and assessment tests for purposes of Pre- and Post-Offer Testing.

     ERGOS is currently composed of five work stations and is operated by the individual being tested under the supervision of a trained test administrator. ERGOS is controlled by a network of five computers linked to an on-site master computer. The Company provides a training course leading to certification in the use of the machine.

     The software used by ERGOS integrates those job descriptions provided by the U.S. Department of Labor; thus, there is no sex, race or disability bias.

     To the Company's knowledge, there are currently 120 ERGOS in use in North America. In addition, ERGOS is used in the Company's sole WRC center and in the remaining joint venture. It is marketed by the Company directly to health care providers, insurers and large employers, at a price of approximately $125,000.

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

     The ADAMS program has not contributed significantly to the revenues of the Company in the past and is not expected to do so in the future because it is merely complementary to ERGOS. It does, however, allow the Company to provide a more complete line of services to the injured workers' rehabilitation, vocational and ADA compliance assessment markets.

                   BUSINESS STRATEGY AND EXPANSION PLANS

North America

     The Company estimates that the current demand in the United States for objective Functional Capacity Evaluations is in excess of five million evaluations annually or $2.5 billion, at existing prices. New Management is redirecting the business strategy of the Company in North America to penetrate this and other related markets. The Company will attempt to increase demand for the ERGOS technology by marketing the cost saving benefits from the use of ERGOS to employers, insurance carriers, governments, managed care organizations, and third party payors. In addition, the Company is actively working at the state and federal levels to effect legislation which will provide for the use of Functional Capacity Evaluations using standardized, objective and non-discriminatory testing methods, such as the ERGOS technology, in the area of benefit determination. There can be no assurance, however, that the Company will be able to increase the demand for ERGOS or that such legislation will be implemented at either the state or federal level.

     The Company has begun to establish "ERGOS Network Affiliates" ("ENA") intended to become a national, regional and local network of affiliated users of ERGOS equipment. The participants in ENA receive access to the ERGOS technology and the benefits of the marketing efforts of the Company to major national referral sources. When the Company subcontracts with an ENA affiliate, it will receive a per-use fee. The Company plans to sell upgrades to ERGOS to affiliates of ENA at a discounted price. In addition, the Company may agree to place an ERGOS unit with little up-front cost to an affiliate in exchange for a higher per-use fee than that charged to the affiliate who purchases the ERGOS equipment. The Company's goal through the above actions is to establish the ERGOS technology as the standard by which to objectively measure functional capacity and to provide greater demand for the ERGOS equipment. There can be no assurance, however, that this goal will be realized or that there will be any greater demand for the ERGOS equipment. Moreover, the Company's ability to successfully establish and expand ENA will depend, in part, upon its access to additional capital for marketing and development.

     With the refocusing of the business strategy, the Company does not intend to operate numerous clinical centers of its own. Accordingly, new management has closed or sold a total of 38 rehabilitation centers. The remaining two centers (one owned, one in joint venture), will continue to provide rehabilitation and assessment services and to provide the Company with training, quality control, beta and demonstration sites.

     During the final quarter of fiscal 1993, the Company began to redirect a portion of its business and expansion strategy in North America to the granting of licenses allowing for the exclusive use of ERGOS within a geographical area, excepting those machines already in use in the area. The licenses generally required the purchase of a specified number of ERGOS machines within certain time periods and typically had a five year term, with an option to extend for an additional five years in the event a certain number of ERGOS machines were purchased. Certain of the licenses set a fixed price for the purchase of ERGOS machines during the initial term of the license agreement equal to the price at the date of the agreement. The Company granted licenses for the States of Georgia, Wisconsin, Illinois, Minnesota, Missouri, South Dakota, North Dakota, Nebraska, Hawaii, Kansas, and Iowa. The Company does not believe these licenses are currently valid, and has moved the Bankruptcy Court to reject all of the foregoing licenses, except for the States of Minnesota and Hawaii.

International

     International sales are expected to decrease as a result of concentrating the Company's efforts and resources on achieving its North American business goals.

     During fiscal 1993, the Company began to implement an international business strategy, which called for the introduction of the Company's products internationally through license agreements, because prior management believed the focus in the United States on health care reform would cause uncertainty and confusion in the domestic markets. The Company diversified into the global markets by offering exclusive licensing rights to in-country license partners which had contractual responsibilities to introduce the Company's products and services into their markets.

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

     Prior to fiscal year 1996, a number of licenses had been granted for foreign countries and regions including, the Arab Gulf region, Canada, United Kingdom, South Africa, Germany, Austria, China, Denmark, Finland, France, Italy, Korea, Norway, Portugal, Spain, Sweden, Switzerland, Japan, the Netherlands, Belgium, Luxembourg, Australia, New Zealand and Malaysia. However, all of such licenses except for the Arab Gulf and Germany, have either been rejected by the Company and a motion has been filed in the Bankruptcy Court to approve such rejection or the Company has reached agreement cancelling the licenses not rejected with the licensee thereof; which is subject to Bankruptcy Court approval.

     The Company does not intend to emphasize new licensing agreements until the validity of existing licensing agreements is clarified. As a result of seriously delinquent payments due under the terms of the licensing agreements and New Management's discussions with certain licensees, it appears unlikely that future payments will be made to the Company by any of the Company's present international licensees.

Research and Development

     The Company has expended and will continue to expend a portion of its efforts and resources on the development of innovative products for use in the work rehabilitation and assessment fields. New Management is nearing completion of a research and development program which is expected to result in an enhanced version of ERGOS technology by the end of fiscal 1997 and has begun development of a further improved version of ERGOS which it plans to have available in fiscal 1998, both of which will feature significant software upgrades.

     During the fiscal years ended June 30, 1996, 1995, and 1994, approximately $311,000, $264,000, and $277,000, respectively, were expended on research and development. The Company also develops, from time to time, customized products for various employer and insurance industry customers, including customized functional capacity reports, safety programs, and pre-employment tests. The developments remain the property of the Company and its subsidiaries. The amounts expended by the Company for these developments are not capable of estimation and have not been included in the above figures.

     Subject to the availability of capital, the Company plans on developing additional products in related industries and to continue to update the ERGOS equipment.

Marketing and Distribution

     Formerly, the principal focus of marketing the Company's equipment product lines was trade conferences and advertisements in professional journals and the use of direct mail and video tapes. Recently, the Company has hired a Director of Sales and Marketing to oversee these functions and to increase the sale and placement of ERGOS and other products of the Company.

     See Note 23 to Consolidated Financial Statements for revenues by geographical area for the years ended June 30, 1996, 1995 and 1994.

Proprietary Rights Protection

     The Company and its subsidiaries claim certain copyright, trademark, contractual, common law and other proprietary rights in the ERGOS software and related products. As part of its efforts to maintain its competitive position in the market, the Company has entered into certain confidentiality agreements with its employees and independent consultants, and a licensing agreement with the third party developer of a portion of the ERGOS software. Despite these precautions, unauthorized persons may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as confidential or proprietary, and may be able to develop products with features similar to or competitive with the Company's products. In addition, the third party developer of a portion of the ERGOS software made certain claims asserting that he has rights to use or disclose the ERGOS software.
The Company disputed such claims. These circumstances led to the signing of the licensing agreement with the third party developer. The Company believes that it holds the exclusive rights to the ERGOS software. There can be no assurance, however, that the Company would be successful in any litigation to enforce its rights under the licensing agreement or to protect the technology involved in ERGOS or related products. Any loss of the exclusive right to the use of its products could result in increased competition to the Company and could have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to maintain its technological leadership through continued advances and innovation.

     The Company does not believe its products and trademarks and other confidential or proprietary rights infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. The successful assertion of any such claims could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

     The Company and its subsidiaries face competition from traditional medical equipment manufacturers and distributors and from sports medicine equipment manufacturers and distributors. The Company is a minor participant in these industries. A number of entities have recently either increased their
activities in or entered these industries.   There are numerous companies within
both of these areas which have far greater financial and other resources and advertising budgets than the Company. Although the Company believes that ERGOS complements the equipment sold by many of its competitors, the Company is at a competitive disadvantage in these industries. There can be no assurance the Company will be able to compete successfully in the future with existing or new competitors.

Employees

     At October 1, 1996, the Company and its subsidiaries, employed 44 persons full time, including management.

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

     The Company is subject to extensive and changing state and local regulations concerning workers' compensation and governing the licensing, conduct of operations, purchasing and leasing of facilities, capital expenditures, cost containment and reimbursement for services rendered. All of these programs are regulated and there is a general trend toward cost containment in the industry. It is not possible to accurately predict the impact on operations of future regulations or legislation affecting workers' compensation or the rehabilitation industry in general. Further the business operations of the Company and its subsidiaries depend in large part upon the regulatory structure of the ADA. Management believes that any changes in the regulatory framework concerning workers' compensation and the ADA will work to the advantage of the Company because the business of the Company, on a consolidated basis with its subsidiaries, provides a low cost solution to the problems associated with the industry. There can be no assurance, however, that the ADA, workers' compensation laws and regulations, or other laws and regulations will not change to the detriment of the Company and its subsidiaries.

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

Item 2.   Properties

     The Company maintains its executive offices as well its manufacturing facilities at 2341 South Friebus Avenue, Tucson, Arizona 85713. These facilities are owned by the Company, subject to a deed of trust, and consist of approximately 48,600 square feet, of which the Company uses a significant portion for its operations. The remainder is rented or available for rent. The current space is adequate for present operations and the leasing of the facility is such that expansion in the foreseeable future will be provided by the facility.

     The Company also owns a 17,000 square foot facility in Metarie, Louisiana which was the location of a rehabilitation center ("Louisiana Facility") which is no longer in operation. The Company has entered into an agreement to sell the Louisiana Facility which sale has been approved by the Bankruptcy Court. The proceeds of sale will be used to satisfy the underlying indebtedness and the balance will be available for Company operations.

Item 3.   Legal Proceedings

     On May 29, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Court. Subject to certain exceptions under the Bankruptcy Code, the Company's filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings against the Company. All creditor actions to obtain possession of property from the Company or to create, perfect or enforce any lien against the property of the Company are also enjoined. As a result, the creditors of the Company are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Since the bankruptcy filing, numerous claims have been filed with the Bankruptcy Court seeking payment or compensation.

     The reorganization process is expected to result in the cancellation and/or restructuring of substantial obligations of the Company. Under the Bankruptcy Code, the Company's pre-petition liabilities are subject to settlement under a plan of reorganization. The Bankruptcy Code also requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. There are differences between the amounts at which claims liabilities are recorded in the financial statements and the amounts claimed by the Company's creditors and such differences are material. Significant litigation may be required in the Bankruptcy Court to resolve any disputes.

     Claims by the Company against third parties are also subject to adjudication by the Bankruptcy Court. The Bankruptcy Court also has jurisdiction to cancel or modify executory agreements such as leases, licenses, etc. Substantial claims existed at the time of the Bankruptcy Filing or have been made since that time.

     See Note 27 to Consolidated Financial Statements for a description of significant claims and legal contingencies involving the Company. It is anticipated that such claims and contingencies will be resolved in the Bankruptcy Court.

     The Company, its former directors and certain of its former officers were named as defendants in various shareholder class action lawsuits filed in the United States District Court for the District of Arizona and one shareholder derivative suit filed in state court in Colorado subsequent to an August 9, 1995 Wall Street Journal article about the Company. The Colorado state court lawsuit names the Company as a nominal party and requests no relief against the Company. The Arizona lawsuits have been consolidated into one class action proceeding. The lawsuits generally allege that the defendants have misstated or omitted to state certain material facts in press releases, filings with the Securities and Exchange Commission, and other statements by the defendants. The consolidated class action suit additionally alleges violations of generally accepted accounting principles and alleges various "sham" transactions. The complaints generally request compensatory damages, injunctive relief, interest, costs and expenses, punitive damages, and such other relief as the court may deem just and proper. Answers to the complaints have been filed with the courts. The Reorganization Plan provides for the issuance of 1,500,000 shares of New Common Stock in settlement of the these lawsuits (as they relate to the Company).

Investigations

     On August 11, 1995 the Securities and Exchange Commission ("Commission") entered an Order Directing Private Investigation ("Order") in the Matter of Work Recovery, Inc. for actions and conduct occurring prior to the initiation of the investigation. The Commission has advised the Company that the Order is non-public and that the existence of the Order should not be construed as an indication by the Commission that any violation has occurred. The FBI has also been investigating the Company. The Company is cooperating fully with the Commission and the FBI.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.

                                  PART II

Item 5.   Market for Registrant's Common Stock and Related
Stockholder Matters

Market Information

     The Common Stock of the Company was quoted on the Nasdaq under the symbol "WORK" to November 8, 1995. The Common Stock is presently traded in the over-the-counter market. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated.

                                                           Bid

            Quarter Ended                           High      Low

          September 30, 1994                       $3.00    $1.7187

          December 31, 1994                         2.50     1.5313

          March 31, 1995                            2.4063   1.7500

          June 30, 1995                             7.0625   1.9687

          September 30, 1995                        8.5625   2.2500

          December 31, 1995                         2.5625    .3750

          March 31, 1996                            1.1250    .3750

          June 30, 1996                               .625     .125

     The closing price of the Common Stock on October 4, 1996 was $.125 per share.

     The above prices were obtained from the NASD through November 8, 1995 and from the Bloomberg Business News after November 8, 1995 and represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On November 8, 1995 The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company it was denying the Company's request for an exception from Nasdaq's listing requirements and delisting the Company's securities from The Nasdaq Stock Market effective with the opening of business on November 9, 1995.

     Nasdaq noted that its Listing Qualifications Committee (the "Committee") "was of the opinion that the continued delinquency of the Company's Form 10-K report for the year ended June 30, 1995 and the seriousness of the allegations of the SEC and FBI investigations and the shareholder litigation are matters which the Company will not be able to resolve in the near term. As a result, the Committee, in accordance with The Nasdaq Stock Market's obligation to all its listed companies and the respective current and future shareholders, determined that an exception for listing on either the Nasdaq National Market or The Nasdaq SmallCap Market is not appropriate."

     As a result of the Company's delisting from Nasdaq, stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Number of Shareholders

     As of October 1, 1996, there were approximately 14,200 holders of the Company's Common Stock. There is a total of approximately 82 holders of the Company's Preferred Stock.

Dividends

     Neither the Company nor any of its subsidiaries has declared or paid any cash or stock dividends on their common shares during the last two fiscal years. Further, no dividends are contemplated at any time in the foreseeable future.

     As long as any Series A, B or C convertible preferred shares are outstanding, no dividend, other than dividends payable in common shares, may be declared or paid upon the Common Stock, and no shares of Common Stock may be redeemed by the Company unless the Company is current in the payment of dividends accrued under the outstanding preferred shares. Dividends are generally paid on Preferred Stock at the time of conversion into Common Stock. Cumulative dividends in arrears at June 30, 1996 and 1995 amounted to $676,000 and $618,722, respectively. Under the Reorganization Plan, all Preferred Stock will be cancelled and exchanged for New Common Stock plus payment of 20% of the accumulated dividends.

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

          FISCAL YEARS              June 30,           June 30,       June 30,              June 30,            June 30,
          ENDED                       1996              1995           1994                  1993                  1992
          Net Revenues            $ 5,341,000         $8,142,000      $19,976,000         $16,000,000         $6,422,000
          Income (Loss) From
          Operations before
          income taxes and
          before reorganization
          items                   (14,821,000)       (51,181,000)       2,302,000             872,000          (292,000)
          Net Income (Loss)       (15,523,000)       (50,849,000)       1,970,000             872,000          (292,000)

          Income (Loss) per Common
          Share:
            From  Operations              (.34)            (1.43)             .08                 .01              (.04)

            Before Extraordinary Benefit                                                          .04

            Net Income (Loss)             (.35)             (1.43)            .08                 .05              (.04)

          Total Assets              5,549,000          15,659,000      33,783,000          26,433,000          14,140,000
          Long-Term Liabilities    11,081,000           2,255,000       2,585,000           3,352,000           1,989,000

          Cash Dividends Per Common
          Share                       --                  --               --                --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion is qualified by reference to and should be read in conjunction with the audited financial statements and related notes thereto, as well as the remainder of this Report.

Overview

    On May 29, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Company is currently operating as a debtor-in-possession under the supervision of the BankruptcyCourt and is authorized to operate its business as such.

    The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings as well as other factors discussed throughout this Report, there are uncertainties relating to the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a reorganization plan, success of future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

    In the event the Reorganization Plan is approved by the Bankruptcy Court, continuation of the business of the Company after reorganization is dependent upon the implementation of the Reorganization Plan, the success of future operations and the Company's ability to meet its future obligations as they become due.

    Due to unusual transactions and activities and significant accounting adjustments that have been made in connection with revenues, accounts receivable, reserves and assets, an accurate measure of comparability can not be drawn from past results in order to measure those that may occur in the future. See Notes 29 and 30 to Consolidated Financial Statements.

The Company's Ability to Continue As a Going Concern

    The Report of Independent Accountants covering the Company's audited financial statements (the "Opinion") notes that the Company has suffered from recurring losses from operations and has a net capital deficiency. The Opinion further notes that the Company has filed a petition in Bankruptcy Court and there is substantial doubt about the Company's ability to continue as a going concern. In order for the Company to continue as a going concern substantial additional capital will be needed and an acceptable plan of reorganization will have to be confirmed. There can be no assurance that the Company will be able to acquire substantial additional capital at all or on terms and conditions favorable to the Company, or continue as a going concern.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995; Risk Factors

    The information contained in this Form 10-K which does not constitute historical facts constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such forward-looking statements involve important risks and uncertainties, including but not limited to: the risk that the Company may not be able to continue as a going concern; the risk that the Company will be unable to obtain, at all or on terms and conditions acceptable to the Company, the substantial additional financing necessary to fund its negative cash flow from operations and its business development plan; the risk that the Company may not be able to establish ENA; the risk that the Company may not be able to increase the demand for ERGOS equipment; the risk that the Company may not be able to effect legislation that would provide for the use of Functional Capacity Evaluations; the risk that the Company may not be able to develop and implement an enhanced version of ERGOS technology or a new version of ERGOS; the risk that the Company may not be able to protect the technology involved in ERGOS and that competitors may be able to develop products with features similar to or competitive with the Company's products; the risk that third parties may assert proprietary rights infringement claims against the Company in the future; the risk that the Company may not be able to compete successfully in the future with existing or new competitors; the risk that the Company may lose the services of Dorcas Hardy or other executive officers; the risk that the ADA, workers' compensation laws and regulations or other laws and regulations may change to the detriment of the Company; the risk that the Company will be unsuccessful in settling or defending various legal proceedings and investigations involving the Company; fluctuations in operating results and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission. See "Business -
Business Strategy and Expansion Plans - North America," "- International,"
"- Research and Development," "Business - Proprietary Rights Protection," "-Competition," "- Employees," "- Miscellaneous," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company's Ability to Continue As a Going Concern; Risk Factors, " and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The foregoing factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

    There can be no assurance that the forward-looking information in this Form 10-K will prove to be accurate. The risks and uncertainties discussed above increase the uncertainty inherent in such forward-looking information. Accordingly, there may be differences between the actual results or plans and the predicted results or plans, and actual results or plans may be materially different than those indicated in the forward-looking information contained in this Form 10-K. Further, the Company assumes no obligation to update or otherwise publicly revise the forward-looking information disclosed in this Form 10-K to reflect circumstances existing after the date hereof.

Results of Operations

Fiscal 1996 as Compared to Fiscal 1995

    Net revenues for fiscal 1996 decreased by approximately 34.4% to approximately $5,341,000 from approximately $8,142,000 for fiscal 1995. This decrease is attributed to an approximately 21.8% decrease in sales and related services and a 28.0% decrease in clinic services. Equipment sales and clinic services decreased as a result of the adverse publicity and uncertainty concerning the continuing operations of the Company. The decrease of equipment sales in the first half of the year was partially offset by increased sales by new management during the second half of fiscal 1996. In addition, clinic services decreased due to selling or closing of most of the Company's centers during the last half of fiscal 1996. There were no significant increases in prices for the products or services of the Company during fiscal 1996.

    Gross loss for fiscal 1996, as compared to fiscal 1995, increased by approximately 7.1%. This increase is directly attributable to combined losses sustained by the clinical service centers, including closing costs.

    Selling, general and administrative expenses ("SG&A") decreased approximately 3.2% during fiscal 1996 to approximately $8,537,000 from approximately $8,822,000 for fiscal 1995. Decreased SG&A resulted from new management's cost reduction program implemented during the last five months of fiscal 1996. Decreased SG&A costs, however, were offset by increased legal and other professional costs which are directly attributable to the investigations during the first half of fiscal 1996 and resulting change in management.

    Reorganization items totalling $702,000 were recorded in fiscal 1996 which are directly related to the Company's bankruptcy proceedings. See Note 15 to Consolidated Financial Statements.

    Cash decreased $6,365,000 from approximately $6,554,000 at June 30, 1995 to approximately $189,000 at June 30, 1996. The principal uses of cash for the year were $7,331,000 from operating activities, loans to officers and former officers of $384,000, purchases of property, plant and equipment of $428,000, investment in unconsolidated affiliates in the amount of approximately $567,000, and repayments of notes payable, long-term debt and capital leases of $1,103,000. The principal source of cash was $924,000 received from issuances of common stock, $1,465,000 in proceeds from issuances of notes payable and $699,000 from long-term debt.

    In fiscal 1996, receivables decreased $1,175,000 (78.7%) from approximately $1,493,000 at June 30, 1995 to approximately $318,000 at June 30, 1996. The decrease in receivables resulted primarily from decreased trade revenues due to adverse publicity and the selling or closing of centers and a net increase of $666,000 in the allowance for uncollectible amounts.

    Property, plant and equipment decreased from approximately $5,649,000 at June 30, 1995 to approximately $3,738,000 at June 30, 1996. The $1,911,000 decrease results principally from the recording of depreciation of $1,252,000, impairment losses totalling $707,000 and equipment included in the sale of clinical centers totalling $360,000. In addition, the Company had purchases totalling $428,000.

    In addition, investment losses totalling $926,000 and additional bad debt of $1,031,000 were recorded during fiscal 1996. See Note 33 to Consolidated Financial Statements.

    Intangible and other assets decreased approximately $900,000 during fiscal 1996 as a result of the sale or closing of the Company's centers and investment in unconsolidated affiliates, and an increase in impairment reserves.

    Total liabilities increased $841,000 from approximately $10,948,000 at June 30, 1995 to approximately $11,789,000 at June 30, 1996. This increase was directly attributable to increased long-term debt and reorganization costs.

    The equity attributable to the Convertible Preferred Stock decreased approximately $367,000 (21.8%) from fiscal 1995 to fiscal year 1996 due to conversion to Common Stock by preferred stockholders, which accounted for a portion of the increase in par value of the Common Stock and additional paid in capital. Other increases in Common Stock and additional paid in capital were the result of (i) shares issued in payment of services to a marketing consultant (9,748 shares); (ii) shares issued in settlement of due related party (1,651,163 shares); (iii) shares issued under the Company's 1993 Incentive Stock Option Plan (32,500 shares); and (iv) shares issued for cash (500,000 shares). The previously outstanding treasury stock (674,375 common shares) has been retired as of July 1, 1995.

Fiscal 1995 as Compared to Fiscal 1994

    Net revenues for fiscal 1995 decreased by approximately 59.2% to approximately $8,142,000 from approximately $19,976,000 for fiscal 1994.
This decrease was attributed to an approximately 97% decrease in licensing fees, a 8.2% decrease in service fees and a 52.4% decrease in equipment sales. Deferral of licensing revenues decreased licensing revenues for fiscal 1995 by $13.6 million. Equipment sales decreased as a result of the Company relying on equipment sales to foreign licensees, which sales were not completed during fiscal 1995. Consulting fees of $600,000 for fiscal 1995 are from Wincanton
Corporation.   See Note 12 to Consolidated Financial statements.  Net service revenues decreased in fiscal 1995 as a result of decreased referrals at the Company's higher sales volume centers. There were no increases in prices for the products or services of the Company during fiscal 1995.

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

    In addition, during fiscal 1995 the Company reported additional bad debt and impairment losses totalling $13,360,000 and $13,825,000, respectively.

    Interest expense increased 29.1% to approximately $439,000 in fiscal 1995 from approximately $340,000 in fiscal 1994, due to the adjustment of interest on the conversion of a debenture and additions to capitalized leases in connection with the acquisition of equipment.

    Cash increased $5,366,000 from approximately $1,188,000 at June 30, 1994 to approximately $6,554,000 at June 30, 1995, with the principal source being $14,821,000 received from issuances of Common Stock of the Company. The principle uses of cash for the year were loans to an Australian affiliate in the amount of approximately $1,452,000, the purchase of treasury stock of approximately $1,383,000, and the net negative cash flow from operations.

    In fiscal 1995, receivables decreased $2,254,000 (64.2%) from approximately $3,509,000 at June 30, 1994 to approximately $1,495,000 at June 30, 1995.
The decrease in receivables resulted primarily from decreased trade revenues and a net increase of $967,000 in the allowance for uncollectible amounts. Current and long-term licensing receivables decreased to zero at June 30, 1995 from approximately $8,288,000 at June 30, 1994. The decrease in licensing receivables resulted from a bad debt reserve on unpaid prior year licensing fees and the deferral of fiscal 1995 unpaid licensing fees.

    Net goodwill and other intangible assets decreased $5,319,000 (99.4%) from approximately $5,352,000 to approximately $33,000 at June 30, 1994 and 1995, respectively, due to the impairment reserve as described in Note 11 to Consolidated Financial Statements. Income taxes payable decreased from approximately $332,000 at June 30, 1994 to zero at June 30, 1995, due to the significant operating loss of the Company for fiscal 1995.

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

Liquidity and Capital Resources

    The Company has sustained a significant loss for the year ended June 30, 1996. At June 30, 1996, the Company had working capital of $795,000. The financial condition of the Company is perilous.

    In January 1996, the New Management of the Company began an immediate, aggressive cost reduction program, which included the selling or closing of centers and the reduction of corporate staff and other expenses, in an effort to provide for and alleviate immediate and short-term cash requirements. That effort has continued since the Bankruptcy Filing.

    The Company is in need of additional funds for ongoing operations and it will need substantial additional funds in order to fulfill its obligations under the Reorganization Plan if and when it is confirmed.

    Funds required for these purposes will be supplied from operations and the sale of assets, from existing and prospective credit arrangements and from additional financing that will become available if and when the Reorganization Plan is confirmed.

    Prior to the Bankruptcy Filing, the Company entered into a Loan Agreement ("Loan Agreement") with Recovery Lender, L.L.C., an Arizona limited liability company ("Recovery Lender") pursuant to which Recovery Lender loaned the principal sum of $400,000 to the Company. The Loan Agreement contemplates that additional advances will be made by Recovery Lender not to exceed $5,000,000. Amounts advanced by Recovery Lender are secured by a lien on the Company's intellectual property, 14 ERGOS machines and the Company's receivables. The Loan Agreement provides for interest on the principal amount outstanding from time to time at the rate of twelve percent (12%) per annum. The Loan Agreement provides that Recovery Lender may, at its option, convert the amount due thereunder into equity of the Company following a reorganization at a conversion ratio of 1% of the stock to be issued and outstanding on the effective date of a plan of reorganization for every $100,000 of outstanding principal and accrued interest. The Bankruptcy Court approved the terms of the Recovery Lender Agreement on July 22, 1996.

    Prior to the Bankruptcy Filing, Recovery Lender had advanced $400,000 to the Company. Since then, it has advanced an additional $500,000. It is anticipated that additional advances will be made pursuant to the Loan Agreement.

    The Company has reached an agreement in principle with a third party ("Investor") to provide additional financing for operations and for funding the Reorganization Plan. Such agreement is subject to Bankruptcy Court approval and the execution of definitive documentation. It provides for Investor to make a secured loan to the Company in the principal amount of $500,000, and, upon confirmation of the Reorganization Plan, for the purchase of shares of New Common Stock and warrants to purchase New Common Stock for $1,000,000. Such loan will be convertible into New Common Stock on the same conversion terms as Recovery Lender. The Investor is currently a secured creditor of the Company ("Old Loan") and has the option to convert the Old Loan into New Common Stock. Upon the purchase of New Common Stock and the conversion of both loans, but before the exercise of warrants, the Investor will own 17.5% of the number of shares anticipated to be outstanding under the Reorganization Plan.

    The Reorganization Plan also provides for the issuance of warrants to purchase an aggregate of 2,700,000 shares of New Common Stock ("New Warrants") to the existing holders of Common and Preferred Stock, pro-rata, based on the ownership of Old Common Stock and Preferred Stock. Such New Warrants will expire 120 days following the effective date of the confirmation of the Reorganization Plan and their exercise price will be the value of the New Common Stock (as determined by the Bankruptcy Court) on the effective date of the Reorganization Plan.

    The Company estimates that it will require cash totalling approximately $3,000,000 to pay various administrative and unsecured creditors pursuant to the Reorganization Plan which will be payable in varying amounts between the date of confirmation and July 1, 1997. The Company believes that it will have sufficient capital available to pay such claims without having to rely upon the proceeds from the exercise of New Warrants.

    There can be no assurance that the Reorganization Plan will be approved by the Bankruptcy Court or that it will be accepted by a sufficient number of creditors and other interested parties as required by the Bankruptcy laws.

    The Company has entered into an agreement to sell its property located in Metarie, Louisiana. After satisfying the underlying encumbrance, the Company expects to net from $200,000 to $300,000 from this sale.

Inflation

    While inflation has not had a material impact on operating results, there can be no assurance that the business of the Company, on a consolidated basis, will not be affected by inflation in the future.

Item 8.    Financial Statements and Supplementary Data

    The audited financial statements and supporting schedule required under this item are listed in Item 14, below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    During the fiscal years ended June 30, 1996 and June 30, 1995, there were no disagreements with the independent accountants engaged to audit the Company's financial statements. On April 29, 1996, the Company's former independent accountants, LaVoie, Clark, Charvoz & May, P.C. declined to stand for re-appointment. On the same date, the Company engaged Price Waterhouse LLP to audit the Company's financial statements for the year ended June 30, 1996.

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant

    On January 18, 1996, a complete change in the composition of the Company's Board of Directors was effected pursuant to an agreement with the members of the former Board of Directors ("Former Directors" or "Old Board") who resigned on that date. A change in management also occurred on that date (See "Employment Contracts, Termination and Change of Control").

    The following table sets forth the names of all directors ("New Directors"), executive officers and significant employees of the Company, and of its significant subsidiaries, as well as their ages and positions as of the date of this Report:

    Name                  Age       Position with Company
Dorcas R. Hardy (1)       50        Chair of the Board of
Directors and Acting
                                    President and Acting Chief
Executive Officer

Robert D. Judson, Jr.     46        Acting Chief Financial
Officer

Julian De La Rosa (2)     57        Director

John E. Affeldt, MD       78        Director

Renato DiPentima (1)      55        Director

William R. Sauey (2)      69        Director

Edward M. Young (1)(2)    49        Director

Hirsch Handmaker, M.D.    56        Acting Secretary

John J. Banks             50        Vice President of Research
and Development

Mark S. Dakos             41        Vice President of
Governmental Affairs

James Maki                44        Director of  Sales and
Marketing

                                    (1)    Member of the
Executive Committee
                                    (2)    Member of the Audit
Committee

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

    Robert D. Judson, Jr. Mr. Judson joined the Company as part of the Team in January, 1996 as Manager of Financial Operations. He became Acting Chief Financial Officer on May 20, 1996. Mr. Judson has been the President and CEO of Sierra Financial Group, Inc. or a predecessor ("Sierra") since 1988.
Sierra provides financial advisory and investment banking services with a specialty in turn-around and crisis management. Mr. Judson's twenty-three year career as a financial professional includes fifteen years as a commercial lender and eight years counselling small and large businesses on a broad range of financial matters.

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

    Hirsch Handmaker, M.D. Dr. Handmaker has been Acting Secretary of the Company since January 18, 1996. Dr. Handmaker is the founder and owner and has served as President of Healthcare Technology Group ("HTG") since 1988. HTG is a management and consulting firm which specializes in providing technical, marketing and business advice to hospitals, corporate entities, medical practices, investors and to entities interested in the healthcare and medical services business. Dr. Handmaker also serves as Executive Director of the Arizona Institute of Nuclear Medicine and is the Medical Director of Papago Imaging. He has been a practicing radiologist and nuclear medicine physician for twenty-five years.

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

    James Maki. Mr. Maki joined the Company in July, 1996 as the Director of Sales and Marketing. From 1994 until he joined the Company, Mr. Maki was
Vice President of Quadrant USA, Inc., a subsidiary of Quadrant Healthcare PLC, Cambridge, England. From 1992 to 1993, he was Area General Manager for Amsco Scientific. From 1987 to 1992 he was District Sales Manager, Midwest, for Beckman Instruments.

Item 11.   Executive Compensation

Summary Compensation

    The following table sets forth the compensation paid to the acting Chief Executive Officer, Dorcas R. Hardy, the former Chief Executive Officer Thomas L. Brandon and the only executive officer to receive total annual compensation in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the year ended June 30, 1996 (together, the "Named Executive Officers").

                         Summary Compensation Table
                                                               Other       Number of
                                                               Annual      Securities
   Name and                  Year Ended                        Compen-     Underlying
Principal Position            June 30       Salary     Bonus   sation       Options

Dorcas R. Hardy
Acting Chair,
President and
Chief Executive
Officer (1)                   1996           - 0 -     - 0 -    $ 63,750(2)    - 0 -

Robert D. Judson, Jr.
Managing of Financial
Operations and Acting
Chief Financial Officer (3)   1996           - 0 -     - 0 -      141,536      - 0 -

Thomas L. Brandon
Chairman, President
and Chief Executive
Officer (4)                   1996          129,231    30,000       67,696     - 0 -


    (1)    Ms. Hardy became the acting President and acting Chief Executive
           Officer of the Company on January 18, 1996 pursuant to an agreement entered into that date between the Company and the Team for New
           Management, LLC ("Team"). Pursuant to such agreement, the Team provides certain management and consulting services to the Company which include, in addition to Ms. Hardy's services, the services of an acting Chief Financial Officer. See "Employment Contracts,
           Termination and Change of Control".

    (2) Does not include $89,000 owed to Ms. Hardy by the Team for services rendered by her to the Company which will probably not be paid in full or $45,000 paid to Ms. Hardy during fiscal year 1996 for consulting services rendered prior to the Team's assumption of control as management.

    (3)    Mr. Judson became the Acting Chief Financial Officer on May 20, 1996.
           Until that date, he served in a consulting capacity as Manager of Financial Operations.

    (4)    Mr. Brandon served as the Chief Executive Officer of the Company from
           December, 1989 until November 4, 1992 and from March 24, 1994 to
           December 14, 1995.

Option Grants

    No stock option grants were made to any of the Named Executive Officers during the fiscal year ended June 30, 1996. No stock appreciation rights were granted to these individuals during such period.

    All outstanding options or warrants to purchase Common or any Preferred Stock of the Company are subject to elimination, modification or restructuring pursuant to the plan of reorganization ultimately confirmed by the Bankruptcy Court. The Reorganization Plan provides for the cancellation of all employee and other options and warrants including those set forth in the table below. Employee options to purchase New Common Stock are provided for in the Reorganization Plan.

    The options granted to Mr. Brandon terminated as a result of the termination of his employment with the Company.

Aggregated Option Exercise and Fiscal Year-End Option Values

    No stock options were exercised by any of the Named Executive Officers during the fiscal year ended June 30, 1996 and no options were held by any of them on that date.

    All outstanding options or warrants to purchase Common or any Preferred Stock of the Company are subject to elimination, modification or restructuring pursuant to the plan of reorganization ultimately confirmed by the Bankruptcy Court. The Reorganization Plan provides for the cancellation of all employee and other options and warrants including those set forth in the table below. Employee options to purchase New Common Stock are provided for in the Reorganization Plan.

    Mr. Brandon's unexercised options terminated three months after cessation of his employment with the Company which became effective January 19, 1996.

Executive Compensation Committee Interlocks and Insider Participation

    The Executive Compensation Committee, which until January 18, 1996, consisted of Ms. Patricia Golde and Dr. Charles Rastatter, exercises all the powers of the Board in authorizing and approving the compensation of senior executives of the Company and its subsidiaries, and determines awards under various incentive plans, including the Company's 1993 Incentive Stock Option Plan. On September 11, 1996, the New Board of Directors appointed Renato DiPentima (Chairman), Dorcas R. Hardy and Edward M. Young to the Compensation Committee.

Compensation of Directors

    Until their resignation on January 18, 1996, Former Directors who were not employees of the Company received $1,500 for each Board meeting attended and received no additional compensation for attending committee meetings. Former Directors were reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

    New Directors of the Company who are not officers of the Company receive
(1) $1,500 per Board or committee meeting attended plus expenses for meeting attendance; $500 for telephonic board meetings. At the time of their appointment, each New Director received 100,000 warrants for serving as a director, 25,000 warrants for each committee membership, and 25,000 warrants for each committee chair ("Directors' Warrants"); (2) indemnification agreements substantially in the form previously granted to former directors and senior officers of the Company; and (3) coverage under a directors' and officers' insurance policy with maximum limits of not less than $5 million. The
Directors' Warrants are for the purchase of the Common Stock of the Company and are exercisable for five years at an exercise price equal to the average closing bid price of the Company's stock for a twenty-day trading period commencing with the date that is ten days prior to the earlier of the date of the public announcement of such person becoming a director or the date of the first meeting of the Board of Directors after the appointment or election of such director.

     The Reorganization Plan provides for the cancellation of all Director's Warrants and the issuance of New Common Stock to the non-employee members of the New Board.

    The Company paid Lifestyle Enhancement Systems, Inc. $30,000 during fiscal 1996 for consulting fees. Dr. Charles Rastatter, a director of the Company until January 18, 1996, is an officer and owner of that entity.

Employment Contracts, Termination and Change of Control

    As of the date of this report, none of the Company's executive officers had an employment contract with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors. On January 18, 1996, the Board of Directors of the Company and the Team for New Management LLC ("Team") effected a change in control through a voluntary, negotiated change in the composition of the Board of Directors and management of the Company.
The Team was formed to help finance and conduct a proxy solicitation against the former management and to provide management services to the Company if a new Board was installed.

    On January 18, 1996, the Company entered into an Interim Management Services Agreement ("IMSA") with the Team. During the term of the IMSA, the Team will provide the Company the executive management services that generally are performed by a corporation's President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In particular, the Team employs Dorcas
R. Hardy and makes her services available to the Company as Acting President and Acting Chief Executive Officer. On January 18, 1996, the Board of Directors of the Company appointed Ms. Hardy as Chair of the Board, Acting President, Acting Chief Executive Officer and, until May 20, 1996, Acting Chief Financial Officer. Under the IMSA, the Company originally paid the Team $25,000 per week and advanced or reimbursed the Team's out-of-pocket expenses associated with services provided under the IMSA. The Team sub-contracted with Sierra Financial Group, Inc. for certain financial and management services including the services of Robert D. Judson, Jr. who initially served in a consulting capacity as Manager of Financial Operations and has since been appointed as the Acting
Chief Financial Officer.

    Since the Bankruptcy Filing, the Team has continued to manage the Company pursuant to a Bankruptcy Court approved modification of the compensation arrangements of the IMSA. As of the date of this Report, the Team receives $12,500 per week (plus an estimated $1,000 for expenses) which is allocated:
$3,500 to Ms. Hardy, Acting Chief Executive Officer; $3,500 to Mr. Judson, Acting Chief Financial Officer (through Sierra Financial Group, Inc.); $2,500 to Dr. Handmaker, Acting Secretary (through Healthcare
Technology Group) and the balance to other Team members who are not New Directors or executive officers. A significant amount of the compensation payable to the Team has been deferred in order to preserve working capital.
The sub-contract between Team and Sierra Financial Group provides for the payment of a $125,000 cash bonus if the Company emerges from bankruptcy prior to January 1, 1997 and $90,000 if it emerges after that date. Mr. Judson and his wife are 50% owners of Sierra Financial Group and will receive such bonus if it is paid.

    The Old Board authorized the issuance of warrants to the Team
("Team Warrants") to purchase a total of ten million shares of Common Stock having varying exercise prices. The Plan has never been submitted to shareholders, and consequently, the warrants were never insured. The Reorganization Plan provides for the cancellation of the Team Warrants and the issuance of 1,800,000 shares of New Common Stock, in the aggregate, to the members of the Team.

                  Executive Compensation Committee Report
                         on Executive Compensation

    The members of the Executive Compensation committee of the Old Board resigned January 18, 1996. This Committee remained inactive until September
11, 1996 when the New Board appointed Renato DiPentima , PhD. (Chairman), Dorcas
R. Hardy and Edward M. Young as members (the "New Committee").

    The Compensation Committee exercises all of the powers of the Board in the authorization and approval of the compensation of executive officers of the Company and its subsidiaries, including awards of stock options to all employees. The goals of the Executive Compensation Committee are to provide compensation packages to the officers of the Company which are highly incentive-based with a modest compensation base, compared to industry standards, coupled with bonus and stock option incentive awards based on corporate performance, business unit performance and personal performance. The
Executive Compensation Committee believes this strategy will best align the interests of management with those of the shareholders.

    The New Committee has held one meeting which dealt with organizational matters.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

    The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 1, 1996 by (1) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and officers of the Company as a group. Except as otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law.

                                                     Number ofShares
                          Name and Address (1)       ofBeneficial           Percent of
    Title of Class        of Beneficial Owner         Ownership(2)           Class (3)
    Common Stock          Dorcas R. Hardy                5,500                  (5)(6)

    Common Stock          Robert D. Judson, Jr.            0                    (5)(6)

    Common Stock          John E. Affeldt, M.D.            0                    (4)

    Common Stock          Julian De La Rosa                0                    (4)

    Common Stock          Renato DiPentima                 0                    (4)

    Common Stock          William R. Sauey              10,000                  (4)

    Common Stock          Thomas Brandon               1,089,280                2.4%

    Common Stock          Edward M. Young                  0                    (4)

                          Directors and Executive
                          Officers as a Group
                          (9 persons)                    134,000 (7)            (4)(5)(6)

Notes to Table:

    (1) The address of all beneficial owners is 2341 South Friebus Avenue, Tucson, Arizona 85713, except for Mr. Brandon whose address is 5555
           E. 5th Street, Tucson, AZ 85711.
    (2) The information shown is based upon information furnished by the respective directors and executive officers.
    (3)    Percentages are based upon 45,918,623 shares outstanding on October
           1, 1996, and assuming no conversion of preferred stock. As of October
           1, 1996 there were also 113 shares of Series A Preferred Stock,
           59,398 of Series B Preferred Stock, and 71,912 of Series C Preferred
           Stock which had been issued and were outstanding, all of which are immediately convertible into Common Stock. If converted on October
           1, 1996, an additional 1,096,827 shares of Common Stock would have been issued.
    (4) Does not include options ("Directors Options") to purchase shares of Old Common Stock held by the non-employee directors which are "out of the money" and are expected to be cancelled if the Reorganization
           Plan is confirmed. Shares of New Common Stock are expected to be issued to the non-employee directors if the Reorganization Plan is confirmed.
    (5)    Does not include any portion of the 10,000,000 warrants ("Team
           Warrants") to purchase Old Common Stock granted to the Team; which warrants have not been allocated to members of the Team; have varying exercise prices all of which are "out of the money" and are expected to be cancelled if the Reorganization Plan is confirmed.
           The Reorganization Plan provides for the issuance of a total of 2,300,000 shares of New Common Stock to Team Members and key employees.
    (6)    Represents less than 1% of the outstanding shares of Common Stock.
    (7) Does not include Director Options, Team Warrants or any employee stock options all of which are subject to cancellation or modification in the Reorganization Agreement.

Item 13.   Certain Relationships and Related Transactions

    The Company engaged, from time to time, a corporation owned by the brother of Mr. Brandon to deliver ERGOS machines and to perform certain other related services. The cost of these services approximated $49,000 for the fiscal year ended June 30, 1996. The Company discontinued the services of this entity effective January 18, 1996. The Company paid approximately $14,000 directly to
Mr. Brandon for advertising during the fiscal year ended June 30, 1996 for a NASCAR racing team believed to be owned by Mr. Brandon. The Company paid
Lifestyle Enhancement Systems, Inc. approximately $30,000 for consulting services rendered during the fiscal year ended June 30, 1996. Dr. Rastatter, a member of the Board of Directors of the Company until January 18, 1996, is an officer and an owner of that company. The Company purchased two rehabilitation centers from Mark S. Dakos, an officer of the Company, for a net purchase price of $85,000.

    The Company's Articles of Incorporation contain indemnification and exculpation provisions. In addition, the Company has entered into indemnification agreements with each of its former directors and with certain former officers.

    On October 27, 1995, the Company advanced $100,000 in payment of legal fees, subject to the terms of indemnification agreements, to the law firm representing
Mr. Brandon. Subsequently, the former Board of Directors of the Company appointed independent counsel to review the conduct of Mr. Brandon and determine whether his individual conduct would preclude the Company from advancing expenses on his behalf in connection with certain legal proceedings prior to the disposition of those proceedings. Independent counsel has determined that Mr. Brandon's conduct does not satisfy certain standards of conduct and that as a result the Company is precluded from advancing expenses on behalf of Mr.
Brandon in connection with certain legal proceedings. Neither Mr. Brandon nor the law firm representing him have returned any of the amounts so advanced.

    The members of the Team include Douglas Engmann who has been providing consulting services to the Company without compensation. The amounts paid to the Team pursuant to the IMSA, as modified by the Bankruptcy Court, flow through to the persons (other than Mr. Engmann), actually providing services to the Company including Ms. Hardy, Mr. Judson and Dr. Handmaker and certain other full and part-time consultants. The Reorganization Plan provides for the issuance of shares of New Common Stock to the Team which will be distributed, in varying amounts, to the members of the Team, including Mr.
Engmann (or an affiliate). Mr. Engmann loaned $125,000 to the Company prior to the Bankruptcy Filing which amount was subsequently reduced to $35,000. Such loan is secured by certain accounts receivable and two ERGOS. The
Reorganization Plan provides that, at Mr. Engmann's option, such loan will be converted into shares of New Common Stock or will be repaid in installments.
See Footnote 25 to Consolidated Financial Statements.

    Messrs. Judson and Engmann (or an affiliate) and Ms. Hardy are each members of Recovery Lenders which has provided pre- and post-Bankruptcy Filing financing to the Company. Mr. Engmann is the managing member of Recovery
Lender.  See "Management's Discussion and Analysis - Liquidity and Capital
Resources".

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) Financial Statements. The following financial statements are included in this Form 10-K:

           Reports of Independent Accountants

           Consolidated Balance Sheets as of June 30, 1996 and 1995

           Consolidated Statements of Operations for the fiscal years ended June
           30, 1996, 1995 and 1994

           Consolidated Statements of Shareholders' Equity for the fiscal years ended June 30, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows for the fiscal years ended June
           30, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

    (a)(2) Financial Statement Schedules.  The following financial statement schedule is included in this Form 10-K and should be read in conjunction with the financial statements:

      II - Valuation and Qualifying Accounts for the fiscal years ended June 30,
           1996, 1995 and 1994

    (a)(3) Exhibits

      3.1*      Certificate of Incorporation, Certificate of Amendment dated
                February 12, 1990 (changing name and reverse splitting capital shares), Certificate of Amendment dated July 20, 1990
                (establishing a Series A Preferred Stock), Certificate of
                Amendment dated October 31, 1990 (amending Series A Preferred
                Stock provisions), Certificate of Amendment dated October 31,
                1990 (amending Series B Preferred Stock provisions), Certificate of Amendment dated March 18, 1993 (establishing a Series C
                Preferred Stock), Certificate of Amendment dated May 19, 1993 increasing authorized capital shares), and Certificate of Amendment dated June 1, 1993 (establishing a Series D Preferred
                Stock)

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

      10.9* License Agreement, dated September 29, 1993, between the Company and World Co. Ltd.

      10.10* License Agreement, dated December 28, 1993, between the Company and Queensland Industries, Inc.

      10.11*    License Agreement, dated March 25, 1994, between the Company and
                INC/Eurocontrols Corp.

      10.12*    License Agreement, dated March 25, 1994, between the Company and
                Alliance Medical

      10.13**   License Agreement, dated June 29, 1994, between the Company and
                Manados Investments, Ltd.

      10.14** Consulting Agreement, dated July 1, 1994, between the Company and Wincanton Corporation

      10.15** License Agreement, dated September 10, 1994, between the Company and Al-Sabah Trading and Development Company PLC

      10.16** Master License Distributor Agreement, dated December 5, 1994, between the Company and Tradesman Industries, Inc.

      10.17** Employment Agreement, dated March 1, 1995, between the Company and Bobby S. Roberts.

      10.18**   License Agreement, dated March 9, 1995, between the Company and
                Work Recovery Far East

      10.19**   License Agreement, dated March 13, 1995, between the Company and
                Neval Ltd.

      10.20**   License Agreement, dated May 24, 1995, between the Company and
                Al-Sabah Trading and Development Company PLC

      10.21**   License Agreement, dated June 19, 1995, between the Company and
                Work Recovery Far East

      10.22** Guarantee and Security agreement, dated July 20, 1995, between the Company and Yorkton Securities, Inc.

      10.23** License Agreement, dated September 11, 1995 between the Company and Intermedia Com.

      10.24** Agreement, dated January 18, 1996, between the Company and Team for New Management, L.L.C. is hereby incorporated by reference from the Registrant's Form 8-K dated January 18, 1996

      10.25** Interim Management Services Agreement, dated January 18, 1996, between the Company and Team for New Management, L.L.C. is hereby incorporated by reference from the Registrant's Form 8-K dated January 18, 1996

      10.26** Severance Agreement and Release, dated January 18, 1996, between the Company and Robert B. Bunker is hereby incorporated by reference from the Registrant's Form 8-K dated January 18, 1996.

      10.27** Severance Agreement and Release, dated January 18, 1996, between the Company and Linda J. Duncan is hereby incorporated by reference from the Registrant's Form 8-K dated January 18, 1996

      10.28**   Loan Agreement, dated February 26, 1996, between the Company and
                Allsup Inc.

      10.29** Severance Agreement and Release, dated March 4, 1996, between the Company and Christopher H. Bingham a former officer and a former Director of the Company.

      10.30     Business Purchase Agreement dated September 9, 1996 between the
                Company and R.J. Enterprises (Sale of New Concepts Corporation).

      10.31     Security Agreement dated April 30, 1996 between the Company and
                Douglas J. Engmann

      10.32     Loan Agreement dated May 17, 1996 between the Company and
                Recovery Lender, L.L.C.

      *         Incorporated by reference from the Registrant's Registration
                Statement on Form S-1 (No. 33-67210) or amendments thereto.

      ** Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

    (b)    Reports on Form 8-K

      A Report on Form 8-K, dated April 29, 1996, was filed by the Registrant, which reported under Item 4 the declination of the Company's former independent accountants to stand for re-appointment and the appointment of new independent accountants.

      A Report on Form 8-K, dated May 29, 1996, was filed by the Registrant which reported under Item 3 the initiation of the Bankruptcy Proceedings.

      All other exhibits are omitted as the information required is inapplicable.



                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WORK RECOVERY, INC.

                               (Registrant)

By:  /S/ DORCAS R. HARDY

Dorcas R. Hardy Acting Chief Executive Officer (Principal
Executive Officer)
Date: October 8 , 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /S/ DORCAS R. HARDY

Dorcas R. Hardy, Acting Chief Executive Officer
(Principal Executive Officer) and Director
Date: October 8,  1996


 /S/ ROBERT D. JUDSON, JR.

Robert D. Judson, Jr., Acting Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 8 , 1996


 /S/ JOHN E. AFFELDT

John E. Affeldt M.D., Director
Date: October 8, 1996


 /S/ JULIAN W. De La ROSA

Julian W. De La Rosa, Director
Date: October 8, 1996


 /S/ RENATO DiPENTIMA
Renato DiPentima, Director
Date: October 8, 1996


 /S/ WILLIAM R. SAUEY

William R. Sauey, Director
Date: October 8, 1996


 /S/ EDWARD M. YOUNG

Edward M. Young, Director
Date: October 8, 1996

<AUDIT-REPORT>


                     Report of Independent Accountants



     To the Board of Directors and Shareholders' of Work Recovery, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 25 present fairly, in all material respects, the financial position of Work Recovery, Inc.
     and its subsidiaries at June 30, 1996 and the results of their operations and their cash flows for the year ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency.
     As discussed in Note 1 to the financial statements, the Company filed a petition with the United States Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code on May 29, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in
     Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Price Waterhouse LLP
     Phoenix, Arizona
     September 30, 1996


            Opinion of Independent Certified Public Accountants


     Board of Directors and Shareholders
     Work Recovery, Inc.
     2341 South Friebus Avenue
     Tucson, Arizona 85713


     We have audited the consolidated balance sheet of Work Recovery, Inc. and its subsidiaries as of June 30, 1995 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two year period ended June 30, 1995. These financial statements are the responsibility of the Company's management.
     Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Work
     Recovery Pty. Ltd. an Australian affiliate owned 31% by the Company whose investment is being accounted for on the equity method. Those statements were audited by other auditors, whose report thereon has been furnished to us and our opinion, insofar as it related to the amounts included for Work
     Recovery Pty. Ltd, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     As disclosed in Note 29 to the financial statements, certain concealments, irregularities and possible illegal acts may have been committed by certain former members of management and other third parties. Prior financial statements have been previously adjusted to reflect the restatement of related identified transactions. There may also be unidentified transactions which may have been entered into by certain former members of management and third parties in a collusive manner. Further revision to the financial statements may be required if additional irregularities or illegal acts are identified.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced a substantial deterioration of liquidity subsequent to June
     30, 1995. Additionally, certain former members of management (which had exclusive relationships with many third party investors, lessees, licensees and customers) have resigned. The continuing cooperation of this former management may be needed to affect the collection of amounts due the Company. The effect on the Company's ability to collect the recorded amounts due the Company is not determinable. Accordingly, substantial adjustments and reserves have been made as of June 30, 1995 giving effect to these matters. Substantial doubt exists about the Company continuing as a going concern absent the collection of these amounts due or the infusion of substantial additional capital.

     In our opinion, based on our audit and the report of the other auditors and except for the effects if any of the items discussed above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Work Recovery, Inc. and its subsidiaries as of June 30,1995 and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 1995 in conformity with generally accepted accounting principles.

     In connection with our audits of the financial statements referred to above, we audited the financial statement schedules listed under item 14 for the years ended June 30, 1995 and 1994. In our opinion, these financial statement schedules present fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.


     /s/ La Voie, Clark, Charvoz & May

     Tucson, Arizona
     October 20, 1995, except for Note 29
     for which the date is February 28, 1996
</AUDIT-REPORT>

                             WORK RECOVERY, INC.
                  (Debtor-in-Possession as of May 29, 1996)
                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS



                                                          June 30                  June 30
                                                            1996                    1995
Current Assets:
  Cash and Cash Equivalents                             $    189,000            $ 6,554,000
  Receivables, including Related Party, net (Note 8)         318,000              1,493,000
  Inventories  (Note 7)                                      813,000                356,000
  Marketable Securities (Note 6)                                                     66,000
  Prepaid Expenses and Other Assets                          183,000                333,000
                                                          ----------             ----------
    Total Current Assets                                   1,503,000              8,802,000

Property, Plant and Equipment, net (Note 10)               3,738,000              5,649,000
Intangible Assets (Note 11)                                  123,000                465,000
Other Assets (Note 12)                                       185,000                743,000
                                                           ---------             ----------
    Total Assets                                        $  5,549,000            $15,659,000
                                                           =========             ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
  Accounts Payable                                      $   495,000            $  1,168,000
  Accrued Expenses (Note 13)                                 98,000                 345,000
  Notes Payable, including Related Parties
   (Note 16)                                                115,000               3,676,000
  Current Portion of Long-Term Debt (Note 17)                                       441,000
  Other Current Liabilities                                                          88,000
  Unallocated Credits (Note 30)                                                     966,000
  Deferred Consulting Revenue (Note 8)                                            2,009,000
                                                         ----------             -----------
 Total Current Liabilities                               708,000                  8,693,000

Liabilities Subject to Compromise (Note 14)              11,081,000
Long-Term Debt (Note 17)                                                          2,255,000
                                                         ----------             -----------
    Total Liabilities                                    11,789,000              10,948,000

Commitments and Contingent Liabilities
  (Notes 18 and 27)
Shareholders' Equity (Deficit):
  Preferred Stock, Cumulative Convertible (Note 19)       1,318,000               1,685,000
  Common Stock, $.004 par value:
   Authorized 100,000,000 shares, issued and
    outstanding 45,918,623 shares (1996) and
    44,132,172 shares (1995)                                184,000                 176,000
  Additional Paid-in Capital                             57,311,000              53,648,000
  Accumulated Deficit                                   (65,053,000)            (49,414,000)
  Treasury Stock, at cost                                                        (1,384,000)
                                                        -----------              -----------
     Total Shareholders' Equity (Deficit)               (6,240,000)               4,711,000
                                                        -----------              -----------
     Total Liabilities and Shareholders'
       Equity (Deficit)                                $ 5,549,000             $ 15,659,000
                                                        ==========              ===========


                See Notes to Consolidated Financial Statements

                             WORK RECOVERY, INC.
                  (Debtor-in-Possession as of May 29, 1996)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Year Ended             Year Ended           Year Ended
                                       June 30, 1996         June 30, 1995        June 30, 1994
Net Revenues:
  Sales and Related Services           $ 1,611,000          $ 2,061,000            $ 4,333,000
  Clinic Services                        3,730,000            5,181,000              5,643,000
  Licensing                                                     300,000             10,000,000
  Consulting (Related Party)(Note 8)                            600,000
                                        ----------            ---------             ----------
    Total Net Revenues                   5,341,000            8,142,000             19,976,000
Cost of Sales                            8,525,000           11,115,000             12,146,000
                                        ----------           ----------             ----------
Gross Profit (Loss)                     (3,184,000)          (2,973,000)             7,830,000

Expenses:
  Selling, General and
   Administrative                        8,537,000            8,822,000              4,801,000
  Settlement with Investors (Note 32)      185,000
  Loss from Unusual Transactions
    and Activities (Notes 29 and 31)       128,000              493,000
  Additional Bad Debts                   1,031,000           13,360,000
  Impairment Losses (Note 10)              707,000           13,825,000
                                        ----------           ----------              ----------
Income (Loss) From Operations          (13,772,000)         (39,473,000)             3,029,000
                                        ----------           ----------              ----------

Other Income (Expense):
  Interest Expense                        (416,000)            (439,000)              (340,000)
  Investment Losses (Note 33)             (926,000)         (11,437,000)
  Interest Income                          267,000              351,000                170,000
  Miscellaneous Income (Expense)            26,000             (183,000)              (557,000)
                                        ----------           ----------             -----------
    Net Other Expense                   (1,049,000)         (11,708,000)              (727,000)

Income (Loss) From Operations
  Before Income Taxes and
  Reorganization Items                 (14,821,000)         (51,181,000)             2,302,000
Reorganization Items (Note 15)             702,000
Income Taxes (Benefits)                                        (332,000)               332,000
                                        ----------           ----------              ---------
Net Income (Loss)                    $ (15,523,000)        $(50,849,000)           $ 1,970,000
                                        ==========           ==========              =========


Earnings (Loss) per Common and
  Common Equivalent Share            $       (.34)           $   (1.43)                  $ .08

Weighted Average Number of Common
  Shares Outstanding                    45,817,199           35,492,074             25,844,223


                See Notes to Consolidated Financial Statements

                                   WORK RECOVERY, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                           YEARS ENDED JUNE 30, 1996, 1995, AND 1994

                                                                 Preferred Stock
                                         --------------------------------------------
                                       Series A           Series B             Series C                            Preferred
                                    Shares   Amount  Shares      Amount    Shares      Amount  Share      Amount     Total
                                   -------   ------- ------    ---------  -------   ---------- ------   --------   ---------
Balance, June 30, 1993              4,608   $46,000  120,352  $1,204,000    380,050 $3,800,000    -    $   -       $5,050,000
  Preferred Shares Converted
   to Common Shares                  (538)   (5,000) (25,198)   (225,000)  (279,007)(2,790,000)                    (3,020,000)
  Preferred Shares Issued for
   Dividends                          101     1,000    6,516      65,000     56,889    569,000                        635,000
  Preferred Shares Issued                                                                        8,000    80,000       80,000
  Common Shares Issued for Services
  Common Shares Recovered
   (Previously Cancelled)
  Common Shares Issued for
   Conversion of Debt
  Net Income
                                     ------  -------  -------  ---------    --------- --------   ------  --------   ---------
Balance, June 30, 1994               4,171   42,000   101,670  1,044,000    157,932  1,579,000   8,000    80,000    2,745,000
  Preferred Shares Converted to
   Common Shares                    (4,211) (42,000)  (44,887)  (449,000)   (96,818)  (968,000)                    (1,459,000)
  Preferred Shares Issued for
   Dividends                         1,285   13,000    10,126    101,000     24,287    243,000                        357,000
  Preferred Shares Issued for Cash                      4,200     42,000                                               42,000
  Exercise of Warrants to Common
   Shares
  Common Shares Issued for Services
  Common Shares Issued for License
   and Investments (Notes 5, 10
   and 11)
  Common Shares Issued for
  Conversion of Debt
  Common Shares Issued Under Stock
   Option Plan
  Common Shares Issued for Cash
  Issuance Costs
  Net Loss
                                    -------   --------  --------  --------   -------  --------  --------  -------  ---------
Balance, June 30, 1995               1,245     13,000    71,109   738,000    85,401   854,000   8,000    80,000    1,685,000
  Preferred Shares Converted to
   Common Shares                    (1,677)   (18,000)  (15,597) (179,000)  (17,325) (173,000)(10,664) (113,000)    (483,000)
  Preferred Shares Issued for
   Dividends                           545      6,000     3,886    39,000     3,836    38,000   2,664    33,000      116,000
  Common Shares Issued for Services
  Common Shares Issued in
   Settlement Due Related Party
  Common Shares Issued Under Stock
   Option Plan
  Common Shares Issued for Cash
  Issuance Costs
  Retirement of Treasury Stock
Net Loss
                                    -------   --------    ------- --------   ------ --------  ------    --------  ----------
Balance, June 30, 1996                 113     $1,000     59,398  $598,000   71,912 $719,000     -      $   -     $1,318,000
                                    =======   ========    ======= ========   ====== ========  ======    ========  ==========


                                      WORK RECOVERY, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 1996, 1995, AND 1994 (continued)


                                                                          Capital in   Retained Earnings
                                                      Common Stock        Excess of     (Accumulated
                                                    Shares    Amount      Par Value        Deficit)
                                                   ---------  -------     -----------   -----------------
Balance, June 30, 1993                             19,642,240  $  79,000  $12,545,000   $     457,000
  Preferred Shares Converted to Common Shares       1,722,020      7,000    3,014,000
  Preferred Shares Issued for Dividends                                                      (635,000)
  Preferred Shares Issued
  Common Shares Issued for Services                   892,047      3,000      586,000
  Common Shares Issued for Cash                     4,564,310     18,000    7,838,000
  Common Shares Recovered (Previously Cancelled)      165,500      1,000       (1,000)
  Common Shares Issued for Conversion of Debt          74,866                 280,000
  Net Income                                                                                1,970,000
                                                    ---------    --------   ----------    -------------
Balance, June 30, 1994                             27,060,983    108,000   24,262,000       1,792,000
  Preferred Shares Converted to Common Shares         889,964      3,000    1,456,000
  Preferred Shares Issued for Dividends                                                      (357,000)
  Preferred Shares Issued for Cash
  Exercise of Warrants to Common Shares             1,963,499      8,000    2,214,000
  Common Shares Issued for Services                   860,694      3,000    2,207,000
  Common Shares Issued for License and Investments
   Notes 5, 10, and 11)                             4,750,000     19,000    9,931,000
  Common Shares Issued for Conversion of Debt         308,189      1,000      846,000
  Common Shares Issued Under Stock Option Plan        168,000      1,000      271,000
  Common Shares Issued for Cash                     8,130,843     33,000   12,845,000
  Issuance Costs                                                             (384,000)
  Net Loss                                                                                (50,849,000)
                                                    ---------     -------  -----------    ------------
Balance, June 30, 1995                             44,132,172     176,000  53,648,000     (49,414,000)
  Preferred Shares Converted to Common Shares
  Preferred Shares Issued for Dividends               267,415       1,000     482,000
  Common Shares Issued for Services                     9,748                  30,000
  Common Shares Issued in Settlement Due Related
   Party                                            1,651,163       7,000   3,543,000
  Common Shares Issued Under Stock Option Plan         32,500                  69,000
  Common Shares Issued for Cash                       500,000       2,000     998,000
  Issuance Costs                                                              (77,000)
  Retirement of Treasury Stock                       (674,375)     (2,000) (1,382,000)
  Net loss                                                                                (15,523,000)
                                                    ----------     -------  ----------    -------------
Balance, June 30, 1996                             45,918,623    $184,000 $57,311,000    $(65,053,000)
                                                   ==========     ======== ===========    =============

                                   WORK RECOVERY, INC.
                        (Debtor-in-Possession as of May 29, 1996)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Year Ended      Year Ended         Year Ended
                                        June 30, 1996   June 30, 1995      June 30, 1994
Cash Flows from Operating Activities:

  Net Income (Loss)                     $(15,523,000)    $(50,849,000)     $1,970,000
  Adjustments to Reconcile
  Net Income (Loss) to Net Cash
  Used in Operating Activities:
   Depreciation and Amortization             1,878,000     1,094,000        1,057,000
   Provision for Taxes                                      (332,000)         332,000
   Expenses Paid by Stock Issuance              30,000     2,201,000          590,000
   Deferred Revenues                                      20,591,000
   Impairment Losses                           707,000    13,825,000
   Reorganization Items                        702,000
   Bad Debts                                 1,031,000    13,360,000
   Investment Losses                           926,000    11,437,000
  Changes in Assets and Liabilities:
   Receivables, including Related Party        509,000   (18,641,000)      (3,760,000)
   Inventories                                (457,000)       82,000          (98,000)
   Prepaids and Other Current Assets           150,000      (165,000)          25,000
   Leases Receivable                                         183,000       (1,836,000)
    Intangibles and Other Assets                20,000
   Accounts Payable                          1,231,000       192,000          462,000
   Accrued Expenses and Other Current
     Liabilities                               (83,000)     (566,000)           3,000
   Unallocated Credits                          48,000       800,000          166,000
   Deferred Licensing Revenue                1,500,000     2,009,000         (680,000)
                                             ---------     ---------        ---------
        Net Cash Used in
          Operating Activities              (7,331,000)   (4,779,000)      (1,769,000)

Cash Flows from Investing Activities:

   Investment in Notes Receivable                                          (2,600,000)
   Investment in Deposits
     and Other Assets                                                          13,000
   Loans to Officers and Former
      Officers                                (384,000)                      (200,000)
   Repayments from Officers                                                   333,000
   Investment in Unconsolidated
      Affiliates                              (567,000)    (1,345,000)       (971,000)
   Purchases of Property, Plant
    and Equipment                             (428,000)      (554,000)       (292,000)
    Sales of Clinical Centers                  360,000
   Other Assets                                              (631,000)       (252,000)
                                             ----------     ---------       ----------
        Net Cash Used in
         Investing Activities               (1,019,000)    (2,530,000)     (3,969,000)

Cash Flows from Financing Activities:

   Proceeds from Issuance of Common
     Shares                                    924,000     14,465,000       6,327,000
   Loans from Officers                                                        283,000
   Net Repayments on Notes Payable            (367,000)      (112,000)     (1,021,000)
   Proceeds from Notes Payable               1,465,000     2,000,000
   Purchase of Treasury Stock                             (1,383,000)
   Repayment of Long-Term Debt and
     Capital Leases                           (736,000)   (2,295,000)      (1,124,000)
    Proceeds from Long-Term Debt               699,000
                                             ---------     ---------        ---------
        Net Cash Provided by
         Financing Activities                1,985,000    12,675,000        4,465,000
                                             ---------    ----------        ---------
Net Increase (Decrease) in Cash             (6,365,000)    5,366,000       (1,273,000)
Cash at Beginning of Year                    6,554,000     1,188,000        2,461,000
                                            ----------     ---------        ---------
Cash at End of Year                        $   189,000   $ 6,554,000     $  1,188,000
                                            ==========     =========        =========


                See Notes to Consolidated Financial Statements

1.  Chapter 11 Bankruptcy Filings and Reorganization

     On May 29, 1996, Work Recovery, Inc. ("WRI") and its wholly-owned subsidiary Work Recovery Centers, Inc. ("WRCI") (collectively, the "Company") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") and are currently operating as Debtor-in-Possession subject to the limitations and requirements of the Bankruptcy Code.

     As of the petition date, actions to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against the Company. Substantially all liabilities as of the petition date are subject to compromise under a plan of reorganization to be voted upon by creditors and equity security holders and approved by the Bankruptcy Court. The ultimate settlement terms with respect to such liabilities are subject to an approved and confirmed plan and, accordingly, are not determinable as of this date. These claims are reflected in the June 30, 1996 balance sheet as "Liabilities Subject to Compromise." For financial statement presentation, secured debt is also accounted for as liabilities subject to compromise. Liabilities subject to compromise under the reorganization proceedings are recorded at $11,081,000 as
of June 30, 1996.   The Company is in default on substantially all of its
outstanding debt and loan agreements and consequently, such debt is classified as liabilities subject to compromise as of June 30, 1996.

     Under the provisions of the Bankruptcy Code, the Company's creditors are required to file their claims with the Bankruptcy Court by October 1, 1996.
In addition to confirming debts and payables already recorded, this process normally gives rise to the receipt of numerous claims for disputed and previously unrecognized amounts. Claims totaling approximately $43,994,000 have been received as of September 30, 1996, however, the Bankruptcy Court is currently several days behind in processing creditors' claims and consequently, the ultimate amount of the claims may materially exceed this amount. The Company has begun the lengthy process of reviewing and reconciling these claims, and, while it believes its records accurately reflect all prepetition liabilities, it is possible the review and reconciliation process will result in adjustments, in amounts that could be material, to the recorded liabilities. Under the Bankruptcy Code the Company may reject executory contracts, including lease obligations. Since the petition date, the Company has filed motions to reject leases and executory contracts. For rejected leases, the Company ceased paying rent on such leases and tendered possession of the leased premises to the landlords. As of June 30, 1996, the Company has accrued $530,000 as a reserve for estimated damages for the rejection of leases and executory contracts which amount is reported in liabilities subject to compromise in the accompanying balance sheet and as reorganization items in the accompanying statement of operations. This amount may be subject to adjustment as the Company completes its assessment of its leases and other executory contracts and as proofs of claim resulting from rejected leases and contracts are reconciled. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

     On August 5, 1996, the Company filed its initial Joint Plan of Reorganization (the "Plan") and Joint Disclosure Statement with the Bankruptcy Court. The Plan provides for the reorganization and continuation of the Company through the restructuring of the majority of the Company's prepetition unsecured debt. In addition, the Plan contemplates substantial dilution of the interests of current equity holders. There is no assurance that the Plan will receive the requisite approval of the creditors or, ultimately, of the Bankruptcy Court. The Company has until the start of the confirmation hearing, currently scheduled to commence on November 17, 1996, to obtain acceptance of the Plan. Should the Company fail to obtain acceptance of its plan and the exclusivity period to obtain such acceptance not be extended by the Bankruptcy Court, any creditor or equity holder will be free to file a plan of reorganization with the Court and solicit acceptances.

     In the event a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization is dependent upon the implementation of the Plan, the success of future operations and the Company's ability to meet its future obligations as they become due. The accompanying financial statements have been prepared on a going concern basis. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan, success of future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

     As a result of the reorganization proceedings, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, the approved Plan could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of assets, or amounts and classifications of liabilities that may be necessary as a consequence of these bankruptcy proceedings.


2. TEAM for New Management, LLC

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

     On January 18, 1996 the Company entered into an Interim Management Services Agreement ("IMSA") with the Team to provide executive management services generally performed by a President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Board of Directors has voted to continue the IMSA, as modified, through the administration of the Chapter 11 proceedings.

     The former directors also authorized, subject to approval of the shareholders of the Company, the issuance of warrants to the Team which are exercisable for five years to purchase common stock of the Company: (i) three million shares at $1.25 per share; (ii) three million shares at the average closing bid price for the 20 trading day period beginning January 4, 1996;
(iii) two million shares at $3.00 per share; and (iv) two million shares at $5.00 per share. The warrants will be issued as restricted securities and subject to certain rights and restrictions. The plan has never been submitted to shareholders, and consequently, the warrants were never issued.

     The Joint Plan of Reorganization contemplates the issuance of 2.5 million shares of new common stock to the Team and to existing members of the Company's Board of Directors in full satisfaction of their existing claims for warrants and in partial payment for services rendered during the administration of the bankruptcy proceedings. As the Plan has not been formally approved by the Bankruptcy Court as of September 30, 1996, 1996, the required accounting entries associated with this transaction have not been reflected in the accompanying financial statements.

     On January 18, 1996, the Company also entered into Severance Agreements and Releases ("Severance Agreements") with two former officers, Mr. Bunker and Ms. Duncan, whereby they would continue to assist in the orderly transition of management control and provide requested information at per annum rates approximating their prior compensation as officers. The Company has agreed not to assert any claims against them existing as of January 18, 1996 subject to certain exceptions.


3.   Description of Business and Summary of Significant Accounting Policies

     Description of Business:

     WRI develops, manufacturers, sells and distributes equipment and supplies to the rehabilitation health care industry, to assist rehabilitation facilities, physician groups, and hospitals in establishing functional capacity evaluations and work therapy programs. The primary product of the Company is the ERGOS . The ERGOS is a machine that uses a proprietary, integrated system of test protocols that assesses virtually all of the physical demand elements used by the U.S. Department of Labor to define work. In addition, the Company has granted license agreements which grant to the licensee an exclusive, personal, non-transferable right to the use of the Company's products within a defined geographic area, generally an entire country, for a defined period of time, and for a defined license fee. See Note 23 for an analysis of revenues by geographical area.

     WRCI, (formerly known as RehabNet, Inc.) a wholly owned subsidiary of WRI, acquired, developed and operated centers that specialized in providing therapy, evaluation, and recovery conditioning to industrially-injured workers and in providing consulting services to employers. During fiscal 1996, WRI sold or closed most of its center operations and intends only to continue to operate a limited number of clinical centers.

     New Concepts Corporation ("NCC"), a division of WRI, manufactures equipment and supplies for the rehabilitation health-care industry and educational products for schools, universities and industrial training programs.

     Significant Accounting Policies:

     Principles of Consolidation

     The consolidated financial statements include the accounts of WRI and subsidiaries in which it owns a controlling financial interest. The equity method of accounting is used for investments in entities in which the Company holds a controlling financial interest of 20% to 50%. All intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition

     The Company records revenue when services are rendered and when products are shipped.

     The Company's licensing activities ceased in fiscal 1995. With respect to those licensing agreements in prior years, in accordance with the structure of the licensing agreements, revenues were ordinarily recognized when licensing agreements were executed. Receivables previously recorded, which, based on subsequent circumstances appear uncollectible, have been reserved.

     Consulting revenues ceased in fiscal 1995. During fiscal 1995, consulting revenues earned and collected under provisions of the contract disclosed in
Note 8 were reflected in operating results in proportion to the estimated costs incurred. Deferred revenues on the consulting contract were offset to the receivable in the prior fiscal year.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Foreign Currency Translation

     Assets and liabilities of international subsidiaries have been translated at year end rates of exchange, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Translation adjustments have been included in net income (loss) because the Company's international subsidiaries are located in highly inflationary economies.

     Inventories
     Inventories are stated at the lower of cost or market. Costs of raw materials are determined by the first-in, first-out method. Costs of work-in-progress and finished goods include actual direct material and labor costs.

     Goodwill

     Goodwill associated with acquisitions was being amortized using the straight line method over a 40 year period. Due to the significant financial deterioration of the Company, goodwill has been fully amortized. Accumulated amortization totalled $1,152,000 and $5,329,000 as of June 30, 1996 and 1995, respectively.

     Leases Receivable

     The Company has sold some of its products under long-term lease arrangements under terms consistent with its major competitors. These arrangements have been recorded as sales-type leases. Leases which appear uncollectible are recorded at the estimated residual value of the respective assets.

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

     Marketable Equity Securities

     The Company has adopted Statement of Financial Accounting Standards No 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") effective July 1, 1994. FAS 115 requires that securities be classified as trading, held-to-maturity or available-for-sale. Trading securities are to be carried at market value with realized and unrealized gains and losses included in earnings. Securities available-for-sale are to be carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity, net of tax. See Notes 6 and 12.

     Research and Development Costs

     Research and development costs are charged to operations as incurred.

     Income Taxes

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109") effective July 1, 1993. Deferred taxes are provided for temporary differences between book and taxable income. The Standard requires an asset and liability approach to recording deferred taxes. Deferred income taxes result primarily from the use of the installment method of recognizing income on sales-type leases and license fees, the cost versus equity method in accounting for investments, and the use of the accelerated cost recovery system on depreciable assets for income tax purposes. There was no cumulative effect on the results of operations from the adoption of FAS 109.

     Liabilities Subject to Compromise

     Liabilities subject to compromise include obligations which were outstanding on the bankruptcy filing date and are subject to compromise under the terms of the Plan. See Note 14.

     Reorganization Items

     Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company pursuant to the Bankruptcy Code. See Note 15.

     Earnings (Loss) Per Common Share

     Earnings (loss) per share is computed by dividing the net earnings (loss) for the period (after deduction of preferred stock dividend requirements) by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable under stock options, warrants, and redeemable convertible preferred stock, and are determined under the treasury stock method. Common stock equivalents are excluded from the computation if their effect is anti-dilutive.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") issued in March 1995, and effective for fiscal years beginning after December 15, 1995, requires the recognition of impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for recognition of impairment losses on long-lived assets and certain intangible assets to be disposed of in accordance with FAS 121. During fiscal 1996, impairment losses totalled $707,000 and such amounts have been recognized in the accompanying financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), issued in October 1995, and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. While the Company is still evaluating FAS 123, it currently expects to elect to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements in fiscal 1997. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position.

4.  Acquisitions

     No individually significant business combinations were transacted during fiscal 1996, 1995 or 1994.

5.  Financial Instruments

     The estimated fair value of financial instruments including cash and cash equivalents, accounts receivable and current liabilities approximate their carrying amounts because of the relatively short maturity of these instruments. The carrying values of long-term debt, including the current portion, approximate the related fair values. The estimated fair value of other financial instruments at June 30, 1996 cannot be determined because the Company is a debtor-in-possession under the Bankruptcy Code and such liabilities are subject to compromise in the bankruptcy process.

6.  Marketable Equity Securities

     Under FAS 115, net unrealized gains and losses on trading securities are reported at fair value, with unrealized gains and losses included in earnings. The Company has determined that its marketable securities held during fiscal 1996 and 1995 are appropriately classified as trading securities under the provisions of FAS 115.

     At June 30, 1996 and 1995, the Company held 800,000 shares of Wincanton Corporation ("Wincanton") common stock. During fiscal 1995, 600,000 shares of Wincanton common stock (valued at $5 per share) were received in exchange for 1,500,000 shares of WRI common stock (valued at $2 per share). The remaining 200,000 shares are described below. At June 30, 1995 Wincanton stock was being publicly traded at approximately $10 per share. The consulting agreement with WRI, further discussed in Note 8, had not been disclosed to the public at that time however. Subsequent to public disclosure of the agreement, the Wincanton stock has significantly declined in value and as of September 30, 1996 traded at approximately $.03 per share. Additionally, it has been determined that the 600,000 shares received during fiscal 1995 cannot be sold at the present time because the certificate is not registered in the name of the Company. It is uncertain whether the Company will be able to transfer the shares for the Company's benefit.

     At June 30, 1994, the Company held 200,000 shares of Wincanton common stock received as payment on account from Queensland Industries, a subsidiary of Wincanton. At June 30, 1994 the value of the stock at date of receipt totaled $1,100,000 which exceeded market value by $100,000. A valuation allowance in that amount was established with a corresponding charge to earnings at that date.

     As a result of the above, no value has been placed on the 800,000 shares as of June 30, 1996. A reduction in value of $66,000 and $3,934,000 has been recorded as a loss during fiscal 1996 and 1995, respectively .

7.   Inventories

     Inventories consist of the following:
                                              June 30, 1996     June 30, 1995
  Raw Materials                               $    631,000        $   336,000
  Finished Goods                                   121,000             66,000
  Work in Progress                                 197,000                -
  Reserve for Excess and Obsolete Inventory       (136,000)           (46,000)
                                                  --------            --------
                                              $    813,000        $    356,000
                                                  ========            ========

8.  Receivables

  Receivables consist of the following:

                                                       June 30, 1996  June 30, 1995
  Trade, net of allowance for uncollectible amounts
   of $2,426,000 and $1,760,000 in 1996 and 1995,
   respectively                                        $   273,000     $   1,255,000

  Related Party Consulting, net of deferred
   revenues of $6,991,000 in 1995                             -                -

  Leases Receivable - Current, net of allowance
   for uncollectible amounts of $808,000 in 1995              -              100,000

  Licenses Receivable - Current, net of allowance for
   uncollectible amounts of $7,738,000 and deferred
   revenues of $8,000,000 in 1995                             -                -

  Other                                                     45,000           138,000
                                                         ---------         ----------
                                                       $   318,000       $ 1,493,000
                                                         =========         ==========

     At June 30, 1995, consulting receivables include $6,991,000 due from Wincanton for consulting services. At June 30, 1995 licensing receivables include $1,500,000 due from Queensland Industries. Both receivable balances have been fully reserved for as of June 30, 1996 and 1995. As management does not anticipate collection of these receivable balances within the next fiscal year the amounts have been classified as non- current and included in other assets as of June 30, 1996. See Note 12.

     The Company entered into a consulting agreement with Wincanton as of
July 1, 1994 whereby WRI would provide certain consulting services to Wincanton related to marketing of Tradesman Industries, Inc. products. Tradesman Industries, Inc. ("Tradesman") is a subsidiary of Wincanton. According to the agreement, which totalled $9,600,000, WRI was to provide these services for $800,000 per month for a one year period through June 30, 1995. Payments totaling approximately $2,609,000 were received from Wincanton as of June 30, 1995 with the remaining balance payable within one year of the original billing date. The agreement was not previously disclosed by either Wincanton or WRI in their respective public filings.

     Revenue of $600,000 was previously recognized in proportion to identified costs incurred and approximately $2,009,000 of the approximate $2,609,000 paid under the agreement was deferred as of June 30, 1995. No additional amounts have subsequently been paid on the agreement and the Company has been informed that Wincanton is contemplating an attempt to recover the funds paid on this agreement. Accordingly, further recognition of revenue on this agreement has been suspended pending resolution of this matter. There is no assurance WRI will receive further payment from Wincanton or will be able to retain the amounts it has already received. Consequently, the deferred revenue balance totaling $2,009,000 has been included in liabilities subject to compromise as of June 30, 1996.

9.     Investments as Lessor

     The Company has leased to approved customers its ERGOS and Transition Work Stations ("TWS"). Lease agreements are accounted for as sales-type leases. Additionally, substantially all leases are for 60 months, provide for no minimum or contingent rentals, contain a bargain purchase option, and require the lessee to pay executory costs.

     Minimum future lease payments to be received for the years ending June 30 are as follows:

            1997                       $ 1,619,000
            1998                           867,000
            1999                           498,000
            2000                           148,000
            Totals                     $ 3,132,000

  Net investment in sales-type leases:

                                          June 30, 1996         June 30, 1995

  Minimum Lease Payments Receivable       $  3,132,000          $  3,630,000
  Allowance for Uncollectible Payments      (2,495,000)           (2,893,000)
  Unearned Amount Representing Interest       (637,000)             (637,000)
                                            ----------             ----------
  Net Investment                          $      -              $    100,000
                                            ----------             ----------

  Current Portion Included in Receivables $      -              $    100,000

  Net Investment in Sales-Type Leases     $      -              $        -
  Contingent Rental Income                $      -              $        -
  Executory Costs                             Lessee                 Lessee


     Equipment leases have been fully reserved as of June 30, 1996. This decision was based on the delinquency of lease payments and lessee responses to demand notices filed by the Company. Management has determined that, based on these responses, WRI had not filed equipment liens, some of the equipment may not have been received by lessees, and the location of other equipment may not be determinable. Accordingly, no residual value of the equipment was provided in establishing this provision. Two of the leases, discussed below, which were subsequently repudiated by the lessees, were reversed during fiscal 1995 resulting in a restatement of the fiscal 1994 financial statements.

     Two leases entered into during fiscal 1994 have subsequently been repudiated by the lessees. One agreement was with Lifestyle Enhancement Systems ("Lifestyle"). The Lifestyle lease contributed approximately $228,000 to fiscal 1994 income, and had payments applied totaling approximately $46,000. The other lease was with Queensland Industries, a subsidiary of Wincanton. The Queensland lease contributed approximately $1,048,000 to fiscal 1994 net income, and had payments applied totaling $220,000. These sales were reversed in fiscal 1995 and the payments were recorded as unallocated credits; such payments are included in liabilities subject to compromise as of June 30, 1996.

10.    Property, Plant and Equipment

  Property, plant and equipment consist of the following:

                                         June 30, 1996         June 30, 1995
  Land                                     $   800,000          $    800,000
  Buildings                                  2,084,000             1,992,000
  Furniture & Equipment                      4,195,000             5,897,000
  Vehicles                                      70,000               133,000
  Leasehold Improvements                       179,000               450,000
                                            ----------             ---------
    Total, at cost                           7,328,000             9,272,000
  Less Accumulated Depreciation
    and Amortization                        (3,590,000)           (3,623,000)
                                            ----------             ---------
                                           $ 3,738,000           $ 5,649,000
                                            ==========             =========


     Furniture and equipment as of June 30, 1996 includes assets held for sale totaling $70,000, net of accumulated depreciation of $671,000 and an impairment loss of $535,000 recorded in fiscal 1996. These assets include primarily surplus office furniture returned from the Company's closed clinical centers during fiscal 1996. The carrying value of such assets reflects estimated net realizable value based on independent appraisals and these assets are expected to be disposed of within the next fiscal year. In addition to the above, impairment losses were recognized during fiscal 1996 totaling $172,000, for the write down of building improvements at the Company's Metairie, Louisiana facility. In June 1996, the Company accepted an offer to sell the Metairie, Louisiana facility for $1,200,000. If completed, the sale will result in the payment of approximately $805,000 in debt which is fully secured by this real property and other assets.

     Included in furniture and equipment is $890,000 in 1996 and $884,000 in 1995 of equipment accounted for as capitalized leases. Accumulated depreciation and amortization includes accumulated amortization of equipment under capital leases of $604,000 and $456,000 as of June 30, 1996 and 1995, respectively.

11. Intangible Assets

     On December 5, 1994 the Company entered into an agreement with Tradesman for the master distribution license to sell all Tradesman products in the United States in exchange for $6,000,000 (2,790,698 shares at $2.15 per share) of the Company's common stock. The initial term of the agreement is fifteen years with two, five year extensions. Tradesman asserts it is a development stage company whose principal business is to be the manufacturing, marketing and distribution of trucks, minivans and trailers with cargo beds and tailgate systems that lower to the ground. Tradesman has not yet notified WRI of its revised product delivery schedule, originally scheduled to start July 1995.

     Subsequent to entering into the master distribution license and the share purchase agreement, a lawsuit was filed challenging, in part, Tradesman's rights to certain technology. The patent infringement count has been dismissed with prejudice. An additional lawsuit alleges, in part, that the plaintiff was defrauded out of patented technology. The Company does not anticipate any revenue from this asset, accordingly, it fully reserved the asset in fiscal
1995.   Also see Note 12.  It is the intent of WRI to sell the master distribution license; however, there can be no assurance they will be able to recover any of WRI's investment in this license.

12. Other Assets

  Other assets consist of the following:
                                                          June 30, 1996     June 30, 1995
  Related Parties:
   Investment in unconsolidated affiliates,
    net of 1996 and 1995 valuation reserve
    of $840,000                                            $    -            $   352,000

   Investment in Tradesman stock, net of
    1996 and 1995 valuation reserve of $2,500,000               -                   -

   Tradesman unit deposit, net of 1996 and 1995
    impairment reserve of $1,500,000                            -                   -

   Consulting, net of deferred revenues of $6,991,000
    in 1996                                                     -                   -

   Advances to related party (primarily
    Australia), valuation reserve of $4,730,000 (1996)
    and $4,163,000 (1995)                                       -                   -

   Leases Receivable, net of allowance for
    uncollectible amounts of $2,495,000 (1996) and
    $1,953,000 (1995)                                           -                   -

   Licenses Receivable, net of allowance of uncollectible
    amounts of $7,481,000 in 1996 and deferred revenues
    of $13,600,000 and $ 5,600,000 for 1996 and 1995,
    respectively                                                -                   -

   Other, net of impairment reserve of $680,000 in 1996
    and $844,000 in 1995 and bad debt allowance of
    $336,000 in 1996 and $299,000 in 1995                  $ 185,000             391,000
                                                             -------           ---------
                                                           $ 185,000           $ 743,000
                                                             =======            ========

     On December 5, 1994 WRI agreed to purchase ten percent of the total issued common stock of Tradesman in exchange for $2,500,000 (1,162,791 shares at $2.15) of the Company's common stock. This transaction was recorded in December 1994 with the exchange of shares occurring in January 1995. Additionally, in accordance with the terms of the Tradesman agreement, WRI made a deposit of $1,500,000 (697,674 shares at $2.15) for purchase of the first 1,000 unit order. During fiscal 1995, 3,000,000 shares of the Company's common stock were issued in partial payment of this transaction in addition to the master distribution license agreement with Tradesman (see Note 11). The remaining 1,651,163 shares were issued during fiscal 1996. The Company has determined that these investments may not be realized or recovered and has accordingly placed a full reserve against these assets to reflect their impairment as of June 30, 1995.

     As further discussed in Note 25, $840,000 of the above investment in unconsolidated affiliates relates to a 31% equity interest in Work Recovery, Pty Ltd ("WR Pty"), an Australian company. As of June 30, 1995 $4,163,000 of cash and equipment had been advanced to this entity and during fiscal 1996, an additional $567,000 has been advanced. It is unlikely these funds will be recovered and, as a result, management has fully reserved these assets during the corresponding periods in fiscal 1996 and 1995. The primary factors in this determination were the non-controlling minority interest, the cash flow deficiencies of the entity and the unlikely collection of a very substantial receivable (approximately $3,190,000) from Zhuhai Trading, an entity related to WR Pty.

13. Accrued Expenses

  Accrued expenses consist of the following:
                                           June 30, 1996     June 30, 1995

  Payroll and Related Taxes                 $    95,000        $   97,000
  Other                                           3,000           248,000
                                               --------           -------
                                            $    98,000        $  345,000
                                               ========           =======

14. Liabilities Subject to Compromise and Contingencies Resulting From the Bankruptcy Proceedings

     The principal categories of claims reclassified in the consolidated balance sheet as of June 30, 1996 and included in liabilities subject to compromise are as follows:

       Unearned Revenue and Unallocated Credits     $  4,523,000
       Long-Term Debt                                  2,659,000
       Notes Payable                                   1,109,000
       Accounts Payable and Other Accrued Expenses     2,260,000
       Liabilities for Lease Rejections                  530,000
                                                      ----------
                                                    $ 11,081,000
                                                      ==========

15. Reorganization Items

     Certain items of income and expense during the year ended June 30, 1996 which were directly related to the Company's reorganization proceedings have been reflected in the consolidated statements of operation as reorganization items and include the following items:

       Loss on settlement of leases                    $ 530,000
       Professional fees                                 168,000
       Other expenditures directly related to
        the Chapter 11 proceedings                         4,000
                                                         -------
                                                       $ 702,000
                                                         =======

16. Notes Payable, including Due Related Parties

     Notes payable, including due related parties that existed as of the date of filing for protection under the bankruptcy laws have been reclassified as liabilities subject to compromise as of June 30, 1996. See Note 14.

     Notes payable, including due related parties consist of the following:

                                                                 June 30, 1996   June 30, 1995
                                                                 -------------   -------------

  Note payable to related party, interest at 12.0%
   per annum.  Note is secured by certain assets of the
   Company and is convertible, at the option of lender
   and subject to Bankruptcy Court approval, into common
   stock of the reorganized Company at 1.0% of the
   reorganized company's outstanding stock (on a fully
   diluted basis) for each $100,000 of indebtedness.
   Principal and interest are due, unless converted, the
   earlier of either December 31, 1996 or confirmation
   of the Company's Plan or upon filing of a competing plan      $  515,000     $     -

  Note payable to related party, secured by certain assets of the Company.  Principal and interest of 15.0% per annum
   are due on demand                                                 35,000           -

  Note payable to a corporation, secured by two ERGOS
   machines and convertible at the option of the lender and
   subjectto Bankruptcy Court approval into common stock of
   the Company at 1.0% of the reorganized company's outstanding stock (on a fully diluted basis) for each $100,000  of
   indebtedness. Principal and interest at the rate of 10.0% per annum are due, unless converted, the earlier of either
   December 31, 1996 or confirmation of the Company's Plan or
   upon filing of a competing plan                                  500,000            -

  Premium finance agreement for directors' and officers'
   liability insurance, 6.9% interest, payable in monthly
   installment of $27,947                                           164,000            -

  Due related party, balance of payment for license, equity
   investment and unit deposit.  See Note 20                            -         3,550,000

  Notes payable to individuals resulting from business
   acquisitions. Principal and interest of 6.0% and 8.0% per
   annum are due on demand                                              -           116,000

  Other short-term notes to individuals are unsecured
   loans due on demand with interest rates ranging from
   8.0% to 11.0%                                                     10,000          10,000
                                                                  ---------      ----------
       Total Notes Payable                                        1,224,000       3,676,000
  Less Liabilities Subject to Compromise                          1,109,000            -
                                                                  ---------      ----------
                                                                $   115,000     $ 3,676,000
                                                                  =========      ==========


17. Long-Term Debt

     All long-term debt has been reclassified as liabilities subject to compromise as of June 30, 1996. See Note 14. Due to the uncertain duration of the Chapter 11 proceedings, no current maturities have been reflected for 1996 on these loans. As a result of the Company's filing for protection under the Bankruptcy Code, the Company is in default on substantially all of its outstanding debt and loan agreements and no debt service payments are being made.


  Long-term debt consists of the following:

                                                                 June 30, 1996   June 30, 1995
  Trust Deed: Payable in monthly installments of $11,461,
  including interest at 9.7% per annum through June 30,
  2005, increasing to 15.0% upon default. The remaining
  unpaid principal and interest are then due.  This loan is
  collateralized by real property and other assets                $1,232,000     $ 1,213,000

  Mortgage: Payable in monthly installments of $7,444,
  including interest at 9.7% per annum through June 30,
  2005, increasing to 15.0% upon default.  The remaining
  unpaid principal and interest are then due.  This loan is
  collateralized by real property and other assets                   805,000         787,000

  Bank: Payable in monthly installments of $4,500,
  including interest at 9.5%, with the final payment due
  in July 1996.  This note is collateralized by the assets
  of Work Recovery Center of Eau Claire, Inc.                          8,000          54,000

  Capital Leases: Payable to various entities and
  individuals with imputed interest rates ranging from
  8.1% to 21.8% and total monthly obligations of
  $24,684.  These leases are collateralized by
  certain equipment                                                  566,000         383,000

  Notes to Individuals: Payable in monthly installments
  totaling $8,958, including interest at 9%, with final
  payments due July 1996 and January 1998                             48,000         259,000
                                                                   ---------       ---------
                                                                   2,659,000       2,696,000
  Less Current Portion                                                  -            441,000
                                                                   ---------       ---------
  Long-Term Debt                                                 $ 2,659,000     $ 2,255,000
                                                                   =========       =========

18. Commitments

     The Company leases office space, vehicles and equipment under noncancellable capital and operating leases expiring through 1999. Although they may be compromised through the bankruptcy process, the following are the approximate annual commitments relating to the leases the Company intends to assume for the years ending June 30 and the approximate future minimum lease payments under those lease obligations:


                                                     Capital     Operating
                                                     Leases       Leases

  1997                                               $120,000       $17,000
  1998                                                 58,000
  1999                                                  5,000
                                                      -------
  Total minimum lease payments                        183,000
  Amounts representing interest                        22,000
                                                      -------
  Present value of net minimum lease payments of
   proposed leases to be assumed                      161,000
  Present value of net minimum lease payment of
   proposed rejected leases in the Chapter 11
   proceedings                                        405,000
                                                      -------
                                                     $566,000
                                                      =======
  Rents

     Rent expense for the years ended June 30, 1996, 1995 and 1994 totalled
$1,114,000, $1,473,000 and $1,275,000, respectively.

  Dividend Restrictions

     Cash dividends on common stock may not be declared or paid while the Company has preferred stock outstanding. The Company can declare and issue a stock dividend to common shareholders.

  Consulting Agreements

     As of June 30, 1993, the Company had entered into various one year consulting agreements, principally expiring on January 14, 1994, related to the acquisition of subsidiaries, financing, capital, licensing, sales, public/ investor relations and marketing whereby various consultants may ultimately be remunerated for services rendered with common stock of the Company. During fiscal 1996 and 1995 the Company issued a total of 9,748 and 860,694 shares, respectively, of its common stock for services rendered under the above and other agreements.

     Shares issued under these agreements were issued as free trading shares registered with the Securities and Exchange Commission ("SEC") on Form S-8.
Substantial shares issued under these agreements were issued to persons otherwise employed by or transacting business with the Company. Present management can not determine whether there is any correlation between these shares issued and other reciprocal transactions, if any, between the Company and these persons or their affiliates.

  Other Commitments

     The Company entered into future purchase commitments under the Tradesman agreement for 1,000 vehicles per year for the initial 15 year term at the initial minimum price of $30,000 per unit. It is doubtful that the Company could honor these commitments even if Tradesman were able to produce the units.

19. Preferred Stock



  Preferred stock consists of:

                                                June 30, 1996    June 30, 1995
  11.0% Redeemable Cumulative Convertible,
   $10 Redemption Value:
    Series A: Authorized 70,000 Shares;
    Issued and Outstanding 113 Shares
    (1996) and 1,245 Shares (1995)               $     1,000      $     13,000

    Series B: Authorized 200,000 Shares;
    Issued and Outstanding 59,398 Shares
    (1996) and 71,109 Shares (1995)                  598,000           738,000

    Series C: Authorized 500,000 Shares;
    Issued and Outstanding 71,912 Shares
    (1996) and 85,401 Shares (1995)                  719,000           854,000

  13.75% Redeemable Cumulative Convertible,
    $12.50 Redemption Value:
     Series D: Authorized 12,000 Shares
     Issued and Outstanding 8,000 Shares (1995)          -              80,000
                                                   ---------         ---------
                                                 $ 1,318,000       $ 1,685,000
                                                   =========         =========


     The Company has 10,000,000 shares of preferred stock authorized. The Board of Directors is authorized to issue the preferred shares in series. As
of June 30, 1996, the Company had authorized and issued redeemable   cumulative
convertible Series A, B, C and D preferred stock.

     The preferred stock is redeemable solely at the Company's option, at any time. The redemption value will equal the original amount paid for the stock plus any accrued but unpaid or roll-over dividends.

     The preferred stock is convertible into common shares at rates ranging from $1.20 to $3.80 in capital amounts per common share. The Company has reserved 1,096,827 shares of common stock for issuance upon conversions.

     Cumulative dividends in arrears at June 30, 1996 and 1995 amounted to $676,000 and $619,000, respectively.

  Cumulative dividends in arrears at June 30, 1996 consist of the following:
                                                                     Cumulative
           Series    Number of  Shares   Cumulative  Dividends    Dividends per Share
              A            113             $        789               $  6.98
              B         59,398                  289,251                  4.87
              C         71,912                  386,324                  5.37
                       -------                  -------                  ----
                       131,423             $    676,364               $  5.15
                       =======                  =======                  ====

20. Common Stock Transactions

     At various times during fiscal 1995, the Company purchased a total of 499,775 shares of the Company's common stock on the open market at an average purchase price of $2.77 per share. No such transactions occurred in fiscal 1996. This treasury stock was retired in fiscal 1996.

     Common stock was sold on subscription notes with remaining balances totaling $1,342,000 at June 30, 1995. Additionally, 200,000 shares of common stock were issued on a $240,000 subscription note. While management intends to pursue collection of these personally collateralized notes, their collection cannot be assured. Consequently, these notes were fully reserved during fiscal 1995 and the subscription receivable balance was reversed with no impact on the Company's statement of operations.

     As further disclosed in Note 27, common stock was sold pursuant to the provisions of Regulation S of the Securities Act of 1933. This stock was sold at substantial discounts to market. During fiscal 1996, 500,000 shares of common stock were sold for an aggregate consideration of $1,000,000 with an average discount to market of 74.2%. The purpose or nature of the discounts and whether they exceed a reasonable discount, has not been determined. Furthermore, it has not been determined whether there is any correlation between the excess discounts, if any, and other reciprocal transactions between the Company and these purchasing entities or their affiliates.

     At June 30, 1995, a balance of $3,550,000 was payable on the $10,000,000 transaction with Tradesman for the license, equity investment and unit deposit. On July 12, 1995 this balance was paid in full through issuance of 1,651,163 shares of the Company's common stock at $2.15 per share.

21. Warrants

     There are 6,001 A Warrants, 1,562,500 B Warrants, 175,000 C Warrants, 175,000 D Warrants and 164,000 Dealer Warrants outstanding as of June 30, 1996. These warrants were issued on May 5 and June 7, 1993 in connection with a private placement of the Company's common stock. The stock underlying these warrants was registered by the Company from July 1, 1994 until March 30, 1995, during which time the warrants were exercisable. Under the terms of the Registration Rights Agreement, the Company is required to use its best efforts to keep the Registration Statement effective. Because the Company was unable to keep the Registration Statement effective for more than an aggregate period of 180 days during the remaining term of the warrants, the exercise price of each
A and B warrant, pursuant to the terms of the Registration Rights Agreement, will be reduced by $.10 each month from approximately November 26, 1995 until the Registration Statement is effective. In no event, however, will these reductions to the exercise price be to an amount which is below $.75 with
respect to the A Warrant or $1.00 with respect to the B Warrant.   The
reduction in exercise price provisions relating to the Dealer, C and D Warrants are substantially similar to those of the A and B Warrants, except that the reduction in exercise price of the Dealer Warrants is $.20 per month and the minimum to which the exercise price may be adjusted is $2.50; $.75 for the C Warrants and $1.00 for the D Warrants.

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

     The Company may reduce the respective exercise prices of the Warrants at any time, in any amount. It may also extend the exercise period at any time, by any length. In addition, these Warrants are subject to anti-dilution provisions that increase the number of shares covered by the warrants based upon subsequent stock issuances, and decrease the price per share to be paid under the Warrants based upon the price of subsequent stock sales. As a result of these provisions, holders of such Warrants could assert a right to purchase several million shares of stock in WRI at a price of $.004 per share. The Plan contemplates that current Warrant holders will receive a pro rata share of a specified number of shares of New Common Stock of WRI on account of such claims and Warrants.

22. Stock Options

     The Company's 1993 Incentive Stock Option Plan provides for the granting of options to purchase up to 2.6 million shares of common stock to employees at an amount equal to fair market value or greater at the date of grant. However, if an optionee owns more than 10% of the outstanding stock of the Company, the option price-per-share shall be no less than 110% of the market value at the date of grant. Options may be exercised over the period prescribed at the time of grant, not to exceed five years from the date of grant. Canceled or forfeited options are available for grant. All options granted are exercisable
as of the date of grant.   A summary of the qualified 1993 Incentive Stock
Option Plan activity during fiscal 1996 is as follows:

                                                                            Total
                                     Number of Shares      Price  Range     (in Thousands)
                                     ----------------    ---------------      -------------

  Outstanding at June 30, 1995             955,420       $1.58  -  $3.00         $   2,024
  Exercised                                (32,500)       1.83  -   2.50               (68)
  Canceled                                (714,666)       1.83  -   2.25            (1,485)
                                          --------                               ----------
  Outstanding at June 30, 1996             208,254        1.83  -   3.00         $     471
                                          ========                                =========

  Available for grant at June 30, 1995   1,407,988
  Available for grant at June 30, 1996   2,122,654


     During fiscal 1995 the Board of Directors of the Company approved the grant of non-qualified stock options to certain officers, key employees and consultants to the Company. Options were granted at not less than fair market value at the date of grant and are exercisable as of the date of grant. Options may be exercised over the period prescribed at the time of grant, not to exceed five years from the date of grant. A summary of non- qualified option activity during fiscal 1996 is as follows:

                                                                                  Total
                                       Number of Shares    Option Price     (In Thousands)
                                       ----------------    ------------      -------------

  Outstanding at June 30, 1995               8,412,236      $ 1.83  - $ 15.00  $  73,390
  Canceled                                  (7,717,434)       1.83  -   15.00    (71,393)
                                             ---------                           --------
  Outstanding at June 30, 1996                 694,802        1.83  -    7.00  $   1,997
                                             =========                           ========

23. Revenues by Geographic Area / Major Customer

  Revenues by geographic area for the years ended June 30 are as follows:

                                       1996          1995         1994
                                   -----------   -----------   -----------
  United States                   $  4,717,000  $  7,214,000   $  9,859,000
  Europe                               552,000       446,000      4,438,000
  Canada                                72,000       182,000      2,731,000
  Far East, Including Australia          -             -          2,948,000
  Middle East                            -           300,000          -
                                      ---------    ----------     ----------
  Total Net Revenues              $  5,341,000  $  8,142,000   $ 19,976,000
                                     =========     =========     ==========

     In fiscal 1994, the Company recorded revenues from individual entities which exceeded 10% of total revenues. Four licenses, each for $2,500,000, were included in the revenue line item caption "licensing". The licenses were granted to Carat, Inc., Queensland Industries, Inc/Eurocontrols and
Manados Investments Inc.  Certain of these are further discussed in Note 29.
As disclosed in "Description of Business and Summary of Significant   Accounting
Policies -Revenue Recognition" the amounts were recognized as revenue upon execution of the contracts in accordance with the contract terms. Since the license fees by their nature represent non-repetitive credits to income, the Company believes that inclusion of these amounts in this caption conformed with the intent to provide the reader with the ability to assess the effect of such transactions on the ongoing operations of the Company.

     Other fiscal 1995 license transactions would, if recognized, exceed 10% of total revenues. Included in deferred revenue are $7,600,000 from Al-Sabah Trading and Development and $6,000,000 from Work Recovery Far East/MEI Japan. Additionally, as disclosed in Note 8, during fiscal 1995 the Company entered into a consulting agreement with Wincanton for $9,600,000, of which $600,000 was recognized as revenue and $6,991,000 was recorded as a contra to accounts receivable in fiscal 1995 and $2,009,000 has been recorded as unearned revenue and included in liabilities subject to compromise as of June 30, 1996.

     During fiscal 1995, the Company entered into various licensing agreements with third parties, for the countries of Germany, China, Korea, Arab Gulf region, Sweden, Norway, Finland, Denmark, France, Switzerland, Austria, Italy, Spain and Portugal. The agreements require a specified number of product purchases over the term of the agreement and most agreements require royalty fees to the Company based upon gross revenues of the sub-licensees. During fiscal 1994, the Company entered into similar licensing agreements, as described above, for the countries of Japan, Canada, the United Kingdom and South Africa. The Company believes substantially all of its foreign licenses are terminated by their terms and has filed a motion in the Bankruptcy Court to approve rejection of those licenses.

     The Company has a 31% equity interest in WR Pty, the licensee for Australia and New Zealand. This investment has been fully reserved as of June 30, 1996. See Note 12.

24. Earnings (Loss) Per Common and Common Stock Equivalents

     Per share information is computed by dividing net income (loss) for the period (after deduction of preferred stock dividend requirements) by the weighted average number of common and dilutive common stock equivalents outstanding during each year. See "Description of Business and Summary of Significant Accounting Policies - Earnings (Loss) per Common Share."


                                 June 30, 1996   June 30, 1995   June 30, 1994
                                 -------------   -------------   -------------
  Primary:
  Weighted Average Common
    Shares Outstanding              45,817,199      33,497,660      22,266,260
  Weighted Average Common Share
    Equivalents                         -            1,994,414       3,577,963
                                    -----------     ----------      ----------
  Total Weighted Average Common
    and Common Equivalent Shares    45,817,199      35,492,074      25,844,223
                                    ===========     ==========      ==========

  Fully Diluted:
  Weighted Average Common
    Shares Outstanding              45,817,199      33,497,660      22,266,260
  Weighted Average Common
    Share Equivalents                    -           4,345,185       3,577,963
                                    -----------     ----------      ----------
  Total Weighted Average Common
    and Common Equivalent Shares    45,817,199      37,842,845      25,844,223
                                    ===========     ==========      ==========

     Due to the net loss for fiscal 1996, primary weighted average common shares were used to calculate fully diluted loss per share due to the anti-dilutive effect of using fully diluted shares in a net loss calculation.

25. Related Party Transactions

  The Company entered into transactions with various affiliated entities.  The following table describes these transactions.
                                                      June 30, 1996   June 30, 1995  June 30, 1994
                                                      -------------   -------------  -------------
  The Company sold goods and
   services to affiliates                              $     -         $     -        $   685,000
  The above sales effect on net income                       -               -            259,000
  The Company engaged an entity owned by a
   brother of a former officer of the Company for
   equipment delivery and installation                       49,000          96,000        78,000
  The Company advertised with a
   NASCAR racing team sponsored,in part, by
   a former officer of the Company                           14,000          85,000           -
  The Company received consulting services
   from a company in which a former member of the
   Board of Directors of the Company is an
   officer and owner                                         30,000          76,000           -
  The Company received consulting services from
   the current Chief Executive Officer before
   appointment of the Team For New Management                45,000          -                -
  Balance of Indebtedness due from Work
   Recovery Pty. Ltd., an equity investment               4,730,000       4,163,000     2,481,000
  The Company purchased two centers from an
   officer of the Company, net.  See Note 29                 85,000          -                -
  The Company made loans to two of the Company's
   officers                                                 164,000          -                -
  The Company advanced payments of legal fees to
   former officers under indemnification agreements         220,000          -                -
  The Company received a loan from a member of
   The Team for New Management, of which
   $35,000 is subject to compromise                         125,000          -                -
  The Company received a loan from an entity that
   received funds from certain officers of the
   Company, of which $400,000 is subject to
   compromise                                               515,000          -                -
  Management fee paid/payable to Team for New
   Management                                               537,000          -                -
  The Company issued common shares for a license,
   equity investment and unit deposit to Tradesman
   See Note 20                                            3,550,000       6,450,000           -
  The Company leased space for a WRC center from
   the former Chief Executive Officer                        22,000          -                -
  Investment in unconsolidated affiliates:
   WR Pty                                                   840,000         840,000     1,071,000
   Other                                                      -             352,000     1,166,000
  Total investment in unconsolidated
   affiliates, before reserves                              840,000       1,192,000     2,237,000


     The Company owns a 31% equity interest in WR Pty, which is accounted for on the equity method of accounting for investments in common stock. During the year ended June 30, 1994, the Company invested $1,418,000 in cash and sold equipment totaling $685,000 to the entity. Consistent with the equity method of accounting, the gross profit on the sales was reduced $110,000, which is proportionate to the equity interest in the entity. Additionally, funds were advanced to the entity through the sale of Company common stock, the net proceeds of $2,481,000 being retained by the entity. See Note 12.

     The total equity in losses of unconsolidated affiliates included in miscellaneous income (expense) was $567,000, $300,000 and $335,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

     During the year ended June 30, 1994, the Company wrote off approximately $300,000 of loans to officers, and included these amounts in compensation expense for the year. No amounts were written off in relation to officers loans during fiscal 1996 and 1995.

     At June 30, 1996 and 1995, the Company owned an approximate 9% equity interest in Wincanton. Queensland Industries is a wholly owned subsidiary of Wincanton and holds an exclusive license from the Company for the right to use ERGOS in Canada. During fiscal 1995, the Company acquired a 10% equity interest in Tradesman, a master distribution license and agreed to pay a performance deposit. See Notes 11 and 12.


26. Deferred Income Taxes

  The components of income tax expense for the years ended June 30 are comprised of the following amounts:

                              1996            1995            1994
                          -----------     ------------    ------------

  Deferred
   Federal                $    -            $ (264,000)     $  264,000
   State                       -               (68,000)         68,000
                            ---------         ---------       ----------
     Total                $    -            $ (332,000)     $  332,000
                            =========         =========       ==========

  Total Provision:
   Federal                $    -             $ (264,000)    $  264,000
   State                       -                (68,000)        68,000
                            ---------          ---------      ---------
     Total                $    -             $ (332,000)    $  332,000
                            =========          =========      =========


     In accordance with FAS 109 the following table illustrates the composition of the Company's deferred tax assets (liabilities) as of June 30, 1996 and 1995 were as follows:

                                                     1996          1995
                                                  -----------  -----------
     Gross Deferred Tax Liabilities:
       Revenue Recognition Differences           $  3,150,000   $  3,708,000
                                                    =========      =========

     Gross Deferred Tax Assets:
       Net Operating Loss Carryforwards          $ 10,610,000   $  6,712,000
       Impairment Losses                           10,390,000      9,680,000
       Accounting Reserves                          2,250,000      1,798,000
       Investment in Unconsolidated Subsidiary        840,000        840,000
       Other                                           80,000         70,000
                                                  -----------    -----------
                                                   24,170,000     19,100,000
     Deferred Tax Assets Valuation Allowance      (24,170,000)   (19,100,000)
                                                  ------------   ------------
     Total Net Deferred Tax Asset                $     -        $      -
                                                  ============   ============

  The reconciliation of the expected federal provision to the actual provision for the years ended June 30 is as follows:

                                            1996                       1995                  1994
                                    ---------------------    --------------------      ---------------

  Income tax (benefit) at
   federal statutory rate           $(5,278,000)   (34.0%)    $(17,402,000) (34.0%)     $ 783,000  34.0%
  State income taxes net of
        federal tax benefit            (332,000)    (2.1)           -          -           45,000   2.0
  Temporary differences
   providing no current
        tax benefit                   5,493,000     35.4        17,019,000   33.3             -      -
  Benefit of a SRLY NOL
   carryforward utilized                  -          -              -          -         (394,000)(17.1)
  Benefit of temporary
   differences utilized                   -          -              -          -         (172,000) (7.5)
  Non-deductible expenses               117,000      0.7            51,000     .1          39,000   1.7
  Other-Net                               -          -              -          -           31,000   1.3
                                      ----------    ----        -----------   ----       --------- -----
                                    $     -          -   %    $   (332,000)   (.6)%     $ 332,000  14.4%
                                      ==========    ====        ============  ====        ======== =====

      Under FAS 109 net operating loss carrybacks or carryforwards are recorded as reductions in current income tax expense (subject to realization considerations). The Company has net operating losses arising from years prior to acquisition subject to separate return limitations ("SRLY"). These net operating losses can only be used as deductions against the respective entities' taxable income. As a result, management has elected to provide a valuation allowance for 100% of these net operating loss carryforwards. The amounts and utilization of these net operating losses for the years ended June 30 is as follows:

                                           1996                 1995                   1994
                                   ----------------------  -------------------  ----------------------
                                   NCC           WRCI        NCC      WRCI         NCC         WRCI
                                  --------  -------------  -------  ----------  ---------  -----------
  SRLY Limitation Carryforward    $  -       $1,720,000    $ -       $1,720,000  $937,000   $1,720,000
  Utilized in Current Year           -            -          -           -       (937,000)        -
                                   -------    ---------     ------    ---------   --------  ----------
  Ending Balance                  $  -       $1,720,000    $ -       $1,720,000   $    -    $1,720,000
                                   =======    =========     ======    =========   ========   =========

  Benefit to Current Income Tax Expense                                           $ 394,000
                                                                                   ========

     In addition to the net operating losses above, subject to SRLY limitations, the Company has additional net operating losses totaling approximately $29,000,000 that begin expiring in 2007 and later. Because it is unlikely these net operating losses will be realized, the tax benefit has been reduced fully by a valuation allowance. In the event of a change of more than 50% in ownership of the Company, either through the Plan of Reorganization ultimately adopted or otherwise, the net operating loss carryforwards may be reduced or become subject to annual limitations on their use. It is presently uncertain as to what provisions will be included in the Plan of Reorganization ultimately adopted.

27.    Legal Contingencies:

     Subject to approval of the Company's Plan of Reorganization by the Bankruptcy Court, the following matters would be treated and discharged during the bankruptcy process.

Shareholder and Class Action Lawsuits

     Subsequent to an August 9, 1995 Wall Street Journal article about the Company, the Company, its former directors and certain of its former officers were named as defendants in various shareholder class action lawsuits filed in the United States District Court for the District of Arizona and one shareholder derivative suit filed in state court in Colorado. The lawsuits generally allege that the defendants have misstated or omitted to state certain material facts in press releases, filings with the SEC, and other statements by the defendants. The complaints generally request compensatory damages, interest, costs and expenses, punitive damages, and such other relief as the court may deem just and proper. The Arizona lawsuits have been consolidated into one class action proceeding and additionally allege violations of generally accepted accounting principles and allege various "sham" transactions.

     Although the Company is contesting the allegations of the complaints, it is impossible to predict the ultimate outcome of these lawsuits or any other related claims that may be filed in connection with the Chapter 11 proceedings. There can be no assurance that the Company will be able to settle these lawsuits with terms favorable to the Company. If the settlement attempts fail and a final judgment is rendered against the Company, the Company would be materially and adversely affected.

Officer Indemnifications

     During fiscal 1996 the Company entered into indemnification agreements with each of its former directors and with certain former officers. On October 27, 1995, the Company advanced $100,000 in payment of legal fees, subject to the terms of the agreements, to the law firm representing Mr. Brandon, Mr. Bunker and Ms. Duncan. Subsequently, the former Board of Directors of the Company appointed independent counsel to review the conduct of these former officers and determine whether their individual conduct would preclude the Company from advancing expenses on their behalf in connection with certain legal proceedings prior to the disposition of those proceedings. Independent counsel has determined that Mr. Brandon's conduct does not satisfy certain standards of conduct and that as a result the Company is precluded from advancing expenses on behalf of Mr. Brandon in connection with certain legal proceedings. Independent counsel has determined that both Ms. Duncan and Mr. Bunker are not precluded from indemnification and the advancement of legal expenses. Ms. Duncan and Mr. Bunker each engaged separate counsel and, in January 1996, the Company advanced legal expenses for Ms. Duncan and Mr. Bunker of $60,000 each.

Regulation S

     Another contingency relates to potential violations of Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Federal securities laws, as applied to the Company, generally prohibit securities sold abroad to a non-U.S. person pursuant to Regulation S from being resold to a U.S. person prior to the expiration of at least a 40-day restricted period following the original offshore sale by the Company. During fiscal 1995 the Company instructed its transfer agent to remove legends from the certificates representing 1,333,166 shares prior to the end of the 40-day restricted periods for several issuances pursuant to Regulation S. These transactions with Intavest are more thoroughly disclosed in Note 29. In each of these transactions, the Company has been informed that the shares were placed in street name but held for the benefit of non-U.S. persons prior to the end of the 40-day restricted periods. The Company is still investigating whether a violation of Regulation S has occurred.

     If a violation has occurred, the SEC could elect to bring an administrative proceeding against the Company, alleging violations of the registration requirements set forth in Section 5 of the Securities Act. Further, if a violation has occurred, such transactions could lead to civil litigation by private plaintiffs against the Company alleging violations of Section 5 of the Securities Act. The Company's liquidity would be materially and adversely affected by any such administrative proceeding by the SEC or civil litigation by private plaintiffs. No such transactions occurred during fiscal 1996.

Licensee Lawsuit

     Al Sabah Trading and Development Company PLC, a licensee of the Company who, during fiscal 1995, had also entered into transactions to purchase 37 ERGOS units (more thoroughly described in Note 29), has filed a complaint against the Company alleging breach of contract and negligent misrepresentation. The complaint seeks damages in the amount of $1,500,000, which represents the amount paid on the license agreement during fiscal 1996, plus attorney's fees and costs. The Company disputes this claim and is pursuing its defenses in the Bankruptcy Court. There can be no assurance, however, that the Company will be able to settle this lawsuit with terms favorable to the Company. If the settlement attempts fail and a final judgment is rendered againstthe Company, the Company would be materially and adversely affected. In relation to this matter, $1,500,000 has been included in unearned revenues and unallocated credits in liabilities subject to compromise as of June 30, 1996.

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

     Additionally, amounts previously collected on license agreements with other entities, totaling $5,738,000, may be refundable in the event of continuing default by the Company.

Other Legal Claims

     Forestry International, Inc., an entity affiliated with Mr. Brandon, has made a demand on the Company for payment of 200,000 shares of WRI common stock in satisfaction of a guarantee made by Mr. Brandon of an obligation between Wincanton and Forestry International. The guarantee was not disclosed to or approved by the Board of Directors of WRI and the nature of this agreement has not been disclosed to the Company. No amount has been accrued relating to this matter as of June 30, 1996.

     Former management of the Company entered into a series of agreements with Mr. Bobby Roberts pertaining to proposed operations of a center in Louisiana. Work Recovery Centers, Inc. ("WRC"), a Louisiana corporation, filed a complaint in the United States District Court in the Eastern District of Louisiana against the Company and certain of its officers contending that WRI breached a February 17, 1995 agreement between the Company and Mr. Roberts, which agreement is alleged to be for the benefit of WRC. The Company thereafter filed a counterclaim against WRC and Mr. Roberts alleging breach of the February 17 agreement. The Company intends to defend vigorously the allegations asserted by WRC and to pursue its counterclaim against WRC and Mr. Roberts. No amount has been accrued relating to this matter as of June 30, 1996. See Note 29.

     Mr.Robert Page has filed a complaint in the United States District Court in Delaware against Wincanton, its principals and the Company. Mr. Page alleges he sold a patent to Wincanton in exchange for shares in Wincanton and that Wincanton failed to deliver freely tradeable shares. Mr. Page further alleges that Wincanton, its principals and WRI manipulated the value of Wincanton stock. The Company disputes these claims insofar as they relate to WRI. No amount has been accrued relating to this matter as of June 30, 1996.

Other Matters

     In 1991, Mr. Brandon and Mr. Stephen Bubala (a former officer of WRI) collateralized 548,570 shares of personally held stock in the Company against a working capital loan for the benefit of the Company. These shares and other shares of the Company were appropriated by certain foreign persons and their agents through several activities. With the full cooperation of the Company and its management, the SEC obtained various injunctions against these individuals and their agents. During fiscal 1994 the Company replaced the above shares to Messrs. Brandon and Bubala.

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

SEC and FBI Investigation

     On August 11, 1995 the SEC initiated a formal order of private investigation into the Company's financial dealings and reporting. The FBI also has been investigating the allegations. No additional information is available through September 30, 1996.

Nasdaq Investigation and Delisting

     As a result of not filing Form 10-K for the year ended June 30, 1995, a hearing was conducted on October 30, 1995 by Nasdaq to determine whether the stock of the Company should continue to be listed on the Nasdaq Stock Market. After the hearing and related investigation the stock was delisted effective with the opening of business on November 9, 1995 and continues to be delisted through September 30, 1996.

28.    Statement of Cash Flows

Supplemental disclosures of cash flow information:

                                     June 30, 1996   June 30, 1995    June 30, 1994
                                     -------------   -------------    -------------
  Cash paid for interest              $   410,000     $   425,000      $   368,000
  Cash paid for income taxes               10,000           -                 -
  Noncash Investing Activities:
   Wincanton common stock                  66,000       3,000,000        1,100,000
   Tradesman common
    stock, license and deposit                -        10,000,000             -
   Net assets acquired                        -         1,312,000          100,000
  Noncash Financing Activities:
   Due Wincanton on Tradesman
    investments                               -         3,550,000             -
   Debt issued or assumed in
    business acquisitions                     -           812,000             -
   Equipment acquired under
    Capital Lease                             -             -              269,000
   Debenture decrease for
    reduced conversion rate                   -             -              250,000
   Preferred Shares Issued for
    dividends                             116,000         357,000          635,000
   Common Shares Issued:
    For Wincanton common stock                -         3,000,000             -
    For Tradesman investment            3,550,000       6,450,000             -
    For business acquisitions                 -           500,000          100,000
    In payment of debt                        -           848,000          280,000
    For services rendered                  30,000       2,201,000          590,000
    Under stock option plan                69,000         272,000             -
    Other                                     -          (158,000)            -
    Converted from preferred stock        483,000       1,459,000         3,020,000
   Retired treasury stock               1,384,000           -                 -


29.  Other Unusual Transactions and Activities

Yorkton Securities, Inc. - Intavest Pty, Ltd.

     The Company reported receiving $6,250,000 as collection on accounts receivable as a subsequent event in its Form 10-Q for the quarter ended March 31, 1995.

     The Company has determined that the $6,250,000, represented by Mr.
Brandon as being received as of June 30, 1995 and as being collections on various accounts receivable, were in fact not received in an account at Yorkton Securities, Inc. ("Yorkton") until August 3, 1995. Additionally, the amount was not collection of accounts receivable but loan proceeds from a loan by Yorkton to Intavest Pty Ltd. ("Intavest") which were transferred into an account only bearing the name of WRI.

     At Mr. Brandon's direction, the $6,250,000 was credited as of June 30, 1995 to the following account receivable balances: Carat International license receivable balance of $2,100,000, Carat International ERGOS receivable balance of $2,307,000, A-1 Financial Planning stock subscription receivable balance of $690,000, Victoria Overseas Fund, Inc. stock subscription receivable balance of $651,750 and Midwestern Diagnostic Assessment Services, Inc. ("Midwestern Diagnostic") license receivable balance of $501,250. The management of Carat International independently confirmed their license and ERGOS account receivable balances net of the above amounts as they had been actually paid.
The other accounts were netted to zero by the above allocations. These entries were reversed during fiscal 1995 and the $6,250,000 was credited to cash. The accounts receivable balances were fully reserved in fiscal 1995. The participation of management of these entities in this transaction has still not been determined.

     The Company also determined that Mr. Brandon signed a loan guarantee and security agreement on behalf of WRI without knowledge of the Company's Board of Directors, guaranteeing a maximum of $5,748,750 of the account balance against the Yorkton-Intavest loan. Per the agreement, the funds were not accessible by the Company. The Company understands that based on Mr. Brandon's August 30, 1995 authorization sent to Yorkton releasing the collateral, Yorkton withdrew the entire $6,250,000 from the "WRI" account.
The location of the $501,250 difference between the $6,250,000 account balance and the loan guarantee of $5,748,750 was never determined. Additionally, the relationship of this $501,250 amount to the above balance of Midwestern Diagnostic has still not been determined to date.

World Wide Purchasing, Inc.

     In June 1995 a corporation known as World Wide Purchasing, Inc. ("World Wide") was created with the known cooperation or knowledge of Martha Greenlee (former WRI manufacturing director and sister of Mr. Brandon), and an outside party. Documents evidencing purchase and receipt of inventory from World Wide appear to have been fabricated. These documents, totaling $352,829 were submitted and paid by the Company in June 1995.

     With the cooperation of the third party, the records of World Wide were entrusted to La Voie, Clark, Charvoz & May, LLC ("LCCM"), the Company's independent accountants at the time. These records revealed that $100,000 of the initial funds paid to World Wide were diverted via Martha Greenlee to an entity known as Southwestern Diagnostic Services, Inc. and endorsed by Mr. Brandon, $150,000 was diverted to Midwestern Diagnostic; and $60,000 diverted to the third party. The $100,000 and $60,000 amounts were subsequently repaid to World Wide in fiscal 1996 and used to purchase ERGOS components for WRI. Midwestern Diagnostic subsequently paid $100,000 against its various
ERGOS leases with WRI. The relationship between the amount received by Midwestern Diagnostic from World Wide and the amount paid to WRI against its lease balances has not been determined.

     The entire $352,829 amount was included in Loss From Unusual Transactions and Activities for fiscal 1995 to the extent that total funds paid by WRI to or on behalf of World Wide exceed inventory subsequently recovered. The Company is attempting to recover the funds and inventory as a part of the Chapter 11 proceedings.

Al Sabah Trading and Development Company PLC/ Carat International

     The Company reported ERGOS sales to certain foreign entities in its Form 10-Q's for the first three quarters of fiscal 1995.

     The Company determined that the earnings process was not complete for ERGOS sales totaling $7,499,000 during fiscal 1995.

     These transactions and related account balances were independently confirmed by management of the above entities inferring they had received the ERGOS units. Management of these entities also signed authorizations for custodial shipments to World Wide as warehousing agent. Additionally, certain former members of WRI presented shipping and custodial receipt documents to LCCM "evidencing" shipments to World Wide as warehousing agent. However, upon LCCM and counsel inspection of the components representing the above sales it was determined that the manufacturing and shipping processes related to the above recorded sales were not completed. Additionally, it was determined that the World Wide warehouse, where these shipments were purportedly held, was not opened until July 1995, evidencing that certain of these documents were falsified or fabricated. Accordingly, the above sales were reversed as of June 30, 1995.

     Prior to his resignation as an officer on December 14, 1995, Mr. Brandon issued a rescission to Al Sabah Trading and Development Company PLC ("Al Sabah"). This rescission was not approved by the Company's Board of Directors and counsel notified Al Sabah that the rescission was invalid. During fiscal 1996, Al Sabah paid $1,500,000 against licenses and ERGOS receivables and subsequently has filed suit for the return of this amount. See Note 27.

Regulation S Transaction - Intavest

     As discussed in Note 27 Regulation S promulgated by the SEC under the Securities Act of 1933, exempts the sale of securities to foreign investors from registration requirements of the Securities Act. The shares cannot re-enter the U.S. market for at least forty days following the original offshore sale.

     During fiscal 1995, the Company sold and issued 1,333,166 shares of common stock to Intavest for $2,000,000 cash at a substantial discount to market. The shares were placed in street name of Yorkton before expiration of the 40-day period.

     Intavest and Yorkton have still not provided the Company with the requested documentation as to the disposition of these shares. If the shares had been sold, the market value of these shares could have generated approximately $8,000,000 or a $6,000,000 net profit. Alternatively, the share value may have been sufficient to collateralize a substantial loan. It has still not been determined if there an association between the issuance of these shares and the loan from Yorkton to Intavest described above.

Wincanton/Tradesman

     As disclosed in Notes 8, 11 and 12, the Company had previously entered into various licensing, purchase, sales, consulting and investing transactions with Wincanton and its subsidiaries Queensland Industries and Tradesman. It has been alleged in the class action lawsuit that these transactions were entered into for the mutual and offsetting benefit of the parties involved. Absent an admission by the parties involved, the Company has still not been able to conclusively determine such intent based on the facts and circumstances.

     The Company has also previously issued substantial blocks of stock to Wincanton, Tradesman and Garstang Holdings in payment of the obligations for the Tradesman license, the advance deposit on the Tradesman mini- van units, and the Tradesman and Wincanton common stock purchases. Since some cash was received by WRI subsequent to these transactions, there may be a circumstantial correlation between the related sales of WRI common stock received by these parties and cash payments received by the Company on the various accounts.

Inc/Eurocontrols (Peter Tucker) / Neval Ltd (Dominique Lang) / Intermedia Com (Roger Serrero)

     The following comments are based on the prima facia appearance of certain documents and signatures and not as a result of validation by a hand writing or documentary expert.

     During fiscal 1994, the Company reported entering into a license agreement with Inc/Eurocontrols for $2,500,000. Mr. Peter Tucker signed the independent confirmation to LCCM acknowledging the license agreement and the $2,500,000 balance owed. On the same day, Mr. Tucker also signed a stock subscription agreement to purchase common shares from the Company.

     Prior to completion of LCCM 1994 audit field work on September 30, 1994, $200,000 was applied by the Company against this receivable. Subsequently an additional $500,000 was applied by the Company against this receivable. These amounts were received from Discom Ltd and A-1 Financial Planning. The balance of $1,800,000 was subsequently reported by the Company to have been assumed by Neval, Ltd. During fiscal 1995 the Company also reported entering into an additional $7,500,000 in license agreements with Neval.

     No payments were made by Neval against the agreement through June 30, 1996. Subsequent to fiscal 1995, the $9,300,000 balance on these agreements was assumed by Intermedia Com. The $9,300,000 balance and license agreements were confirmed to LCCM by Mr. Roger Serrero of Intermedia Com. Mr. Brandon has represented that subsequent to fiscal 1995, a $1,500,000 wire transfer for payment on the Intermedia license was in process but was stopped. The location or disposition of these funds has still not been determined.

     Even though the balance was confirmed by Intermedia Com, LCCM attempted to confirm the agreement transfers with Peter Tucker and Dominique Lang. Mr. Tucker was provided signature pages from the three documents signed in the name of Peter Tucker; the license agreement, the audit confirmation and the stock subscription agreement. His written response stated that he did not sign the license agreement. He verbally denied any knowledge of the agreement. He did not deny signing the audit confirmation and the subscription agreement. He deferred all future communication on the issue to Mr. Brandon.

     Based on Mr. Tucker's verbal assertion, his refusal to communicate further on the matter and Mr. Brandon's lack of cooperation on the matter during fiscal 1995, the Company reversed this transaction which had been previously recorded in the fiscal year ended June 30, 1994.

     Additionally, due to the absence of any confirming communication from Dominique Lang and Mr. Brandon's lack of cooperation with obtaining such confirmation during fiscal 1995, the Company has also reversed the $7,500,000 in related license revenues recorded in the fiscal year ended June 30, 1995.

Work Recovery Centers, Inc. - Louisiana ("WRCLA")

     Since 1992 the Company has advanced funds to WRCLA which is located in Metairie, Louisiana. The amounts were previously represented by former management as being advances toward the purchase of the operation and that all amounts advanced would be capitalizable as purchase costs when the transaction was completed. No disclosure of ownership by the Company or its officers in this entity had been previously made to LCCM. When the 1995 transaction was reviewed by LCCM it was determined that the purchase price was substantially in excess of the value of assets purchased. The following previously undisclosed facts were also determined.

     During fiscal 1992, former management of the Company entered into an agreement to purchase a clinic in Metairie, Louisiana. A memorandum outlining the points of how the purchase would be structured revealed that the Company would be an 80% owner in the operating entity. Additionally, three then officers of the Company; Mr. Brandon, Mr. Shorey and Mr. Bubala; acquired a 75% interest in a partnership which purchased the related real estate leased by the entity. The real estate was purchased for $1,500,000, approximately $800,000 greater than its then appraised value. (The 1995 appraised value of this real estate was $1,050,000). The Company guaranteed the real estate mortgage and advanced funds to this entity from fiscal 1992 through 1995 primarily to pay the carrying costs of the real estate. An amount totaling $172,000 was recognized as impairment loss during fiscal 1996. See Note 10.

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

     The Company's actual and intended ownership of the clinic in addition to the officers' ownership of the underlying real estate and guarantee was not previously disclosed to LCCM. Additionally, no explanation has been provided for the substantial premium paid on the property.

     Due to the underlying impairment of this investment, during fiscal 1995 the financial statements were restated to expense the advances made to or on behalf of WRCLA. No such transactions have occurred during fiscal 1996.

Southwestern Diagnostic Service, Inc.

     On August 1, 1995 the Company paid $385,000 to an entity known as Southwestern Diagnostic Service, Inc. ("SDS"), purportedly to complete the purchase of its New Mexico, Arizona and Hawaii operations. Some lesser amounts totaling $65,000 had previously been advanced. As disclosed above, SDS also received an advance from World Wide.

     Documentation provided by the former owner of SDS to LCCM evidences that Mr. Brandon was actively involved with the formation of this entity in 1994. Although Mr. Brandon subsequently changed his investment in this company from common stock to a loan, he continued to serve as an officer, director and signatory on the checking account.

     On August 22, 1995 the checking account of SDS was closed through the issuance of three cashier's checks: $85,000 to the 100% shareholder of SDS, approximately $104,000 to World Wide and $300,000 to the Company. As disclosed previously, the $104,000 represented repayment of the circuitous advance from World Wide. The $300,000 payment to WRI originally applied to unrelated ERGOS leases and receivable balances, has been reclassified to reduce the purchase of the investment. The affected lease and receivable were fully reserved as of June 30, 1995.

     The stock purchase agreements for the Arizona and Hawaii entities totalled $450,000, which was payable no later than September 1, 1995. The Company did not purchase the New Mexico entity. The former owner of SDS asserted to LCCM that Mr. Brandon increased the purchase price of the entities for the $300,000 circuitously applied to the ERGOS purchases. The Company accordingly reduced the subsequently recorded purchase price of these entities during fiscal 1996.

Mr. Brandon's Stock

     The Company has determined that Mr. Brandon entered into numerous transfers of his personal stock in the Company to related persons who are also employees of the Company, unrelated employees of the Company, and other business associates of the Company. Mr. Brandon's counsel advised him not to respond to the Company's request to explain the substance of these transactions. Accordingly, no determination has been made as to the effect, if any, on the financial statements of the Company as of June 30, 1996 and 1995.

30.    Unallocated Credits

     During fiscal 1995 certain adjustments were made relating to payments which have previously been applied to repudiated transactions. These adjustments, included in unallocated credits in fiscal 1995, totalled $966,000 as of June
30, 1995 and represented $700,000 relating from repudiated licenses and $266,000 from repudiated leases receivable. As of June 30, 1996, these amounts, in addition to a further $48,000 resulting from miscellaneous other items, have been included in liabilities subject to compromise.

31.    Loss From Unusual Transactions and Activities

     During fiscal 1995 the Company opened a bank account in Japan for the purpose of paying marketing and operating expenses incurred by WRI in Japan. The former Chief Executive Officer of WRI and a principal of Carat International, a licensee at that time, were the only authorized signators on that account. The Company has been unable to determine the amount of funds, if any, in that account as of June 30, 1996. Consequently, the Company has recorded a loss of $128,000 during fiscal 1996 for the amount transferred to that bank account.

     See Note 29 (World Wide Purchasing, Inc.) for discussion of the fiscal 1995 loss from unusual transactions and activities.

32.    Settlement with Investors

     In September 1995, the Company entered into a settlement agreement with three individuals who had previously invested in preferred stock of WRI. In addition to the preferred stock, the investors received the right to become owners and managers of a Work Recovery center; however, the investors were not subsequently provided ownership of a center as agreed to by the Company. The Company paid $185,000 to the investors in consideration of a mutual release and termination of the investment agreement.

33.  Investment Losses

     Investment losses consist of the following:
                                             June 30, 1996   June 30, 1995   June 30, 1994
                                             -------------   -------------   -------------

  WR Pty advances and other                  $  567,000       $  5,003,000    $     -
  Investment in unconsolidated affiliates       293,000              -              -
  Wincanton stock                                66,000          3,934,000          -
  Tradesman stock                                 -              2,500,000          -
                                              ----------        ----------      -----------
                                             $  926,000       $ 11,437,000    $     -
                                              ==========        ==========      ===========

34.  Subsequent Events

Settlement Agreement with Peter Voss and Affiliated Parties

     During prior years former management of the Company entered into various agreements with Mr. Peter Voss and affiliated parties regarding the exclusive licenses for Australia, New Zealand and Malaysia. Mr. Voss also contends that WRI entered into an agreement to provide all necessary funding for the operations of WR Pty in which WRI own a 31% equity interest, and to purchase 100% of the equity in WR Pty for $3,000,000. The Company contests any liability to Mr. Voss, WR Pty, or any related parties and has filed an adversary proceeding to collect amounts due WRI by WR Pty.

       In September 1996, the Company reached an agreement with Mr. Voss and his affiliated companies, subject to Bankruptcy Court approval, that provides for
(i) a termination of the Malaysia license agreement, (ii) the termination of the Australia and New Zealand license agreements, (iii) the joint marketing of an acceptable exclusive license arrangement for Australia with an acceptable third party and the sharing of any license fee payable under such an agreement, and (iv) the mutual release of claims and the termination of all contracts.
The Company has filed a motion seeking Bankruptcy Court approval of this agreement.

Sale of Centers

     Effective August 12, 1996, the Company sold the business operations including certain assets of its clinical center operations in El Paso, Texas for $80,000. Additionally, on August 15, 1996, the Company sold its 51% interest in the equity of Work Recovery Centers of Eau Claire, Inc. for $50,000. Both sales were made to two unrelated parties. No material gain or loss resulted from the sale of these two centers.

Pending Sale of New Concepts Corporation

     On September 9, 1996, the Company entered into a business purchase agreement with a former employee of WRI for the sale of all the assets and liabilities of NCC for $50,000, subject to Bankruptcy Court approval. The Company believes no material gain or loss will result from this transaction.

Funding Agreements

     In July 1996 the Bankruptcy Court issued an order authorizing a loan agreement the Company entered into in May 1996 with a related party for funding up to $5,000,000, $515,000 of which had been funded as of June 30, 1996. See
Note 16.

     During September 1996, the Company reached an agreement in principle with a third party to provide additional financing for operations and for funding of the Plan. Pursuant to this agreement, and subject to Bankruptcy Court approval, the third party will advance $500,000 to the Company as a loan on terms similar to the terms of the $515,000 note payable to related party as outlined in Note 16. Assuming execution of a definative agreement and confirmation of the Plan, the third party would acquire New Common Stock for an additional $1,000,000, and would elect to convert both its prepetition and postpetition advances to New Common Stock, subject to certain contingencies.




October 10, 1996



Securities and Exchange Commission
450 5th Street, NW
Washington, D.C.  20549

Ladies and Gentlemen:

Enclosed for filing via the EDGAR System is Form 10-K of Work
Recovery, Inc. for the year ended June 30, 1996.




Sincerely,


/S/ DORCAS R. HARDY
Dorcas R. Hardy
Chief Executive Officer, Acting