Form 10-Q
period 1996-09-30
WORK RECOVERY INC
filed 1996-11-14
CIK 841712

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark one)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

For the quarter ended September 30, 1996

                                       OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 01-18695

                                 WORK RECOVERY, INC.
                 (Exact name of registrant as specified in its charter)

           Colorado                                   68-0165800
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


2341 South Friebus Avenue, Suite 14, Tucson, Arizona        85713
       (Address of principal executive offices)          (Zip Code)

                      (520) 322-6634
Registrant's telephone number, including area code

                                   Not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   .  No   X .

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes___.  No___.

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has only one class of common stock outstanding, of which approximately 45,918,623 shares were outstanding as of November 7, 1996.

                               FORM 10-Q
                For The Quarter Ended September 30, 1996

                                 INDEX


Part I.  Financial Information

          Item 1.  Financial Statements:
          Consolidated Balance Sheets
          at September 30, 1996 and June 30, 1996                          1

          Consolidated Statements of Operations
          for the three months ended September 30, 1996 and 1995           2

          Consolidated Statements of Cash Flows
          for the three months ended September 30, 1996 and 1995           3

          Notes to Consolidated Financial Information                      4

          Item 2:
          Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            9

Part II.  Other Information

          Item 1.  Legal Proceedings                                       12

          Item 6.  Exhibits and Reports on Form 8-K                        13

Signatures                                                                 14

                           PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                WORK RECOVERY, INC.
                     (Debtor-in-Possession as of May 29, 1996)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                (Unaudited)
                                                September 30,       June 30,
                                                   1996               1996
                                               --------------     ------------
Current Assets:
  Cash and Cash Equivalents                     $      40,000    $    189,000
  Receivables, including Related Party, net           213,000         318,000
  Inventories                                         822,000         813,000
  Prepaid Expenses and Other Assets                   130,000         183,000
                                                 ------------     -----------
    Total Current Assets                            1,205,000       1,503,000
Property, Plant and Equipment, net                  3,647,000       3,738,000
Intangible Assets                                     106,000         123,000
Other Assets                                          178,000         185,000
                                                 ------------     -----------
    Total Assets                                  $ 5,136,000     $ 5,549,000
                                                 ============     ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                $   948,000     $   495,000
  Accrued Expenses                                    546,000          98,000
  Notes Payable, including Related Parties            500,000         115,000
                                                   ----------      ----------
    Total Current Liabilities                       1,994,000         708,000

Liabilities Subject to Compromise                  10,995,000      11,081,000
                                                   ----------      ----------
    Total Liabilities                              12,989,000      11,789,000

Commitments and Contingent Liabilities
Shareholders' Equity (Deficit):
  Preferred Stock, Cumulative Convertible           1,318,000       1,318,000
  Common Stock, $.004 par value:
   Authorized 100,000,000 shares, issued and
   outstanding 45,918,623 shares                      184,000         184,000
  Additional Paid-in Capital                       57,311,000      57,311,000
  Accumulated Deficit                             (66,666,000)    (65,053,000)
                                                   ----------      ----------
    Total Shareholders' Equity (Deficit)           (7,853,000)     (6,240,000)
                                                   ----------      ----------
     Total Liabilities and Shareholders'
      Equity (Deficit)                           $  5,136,000     $ 5,549,000
                                                   ==========       =========

                  See Notes to Consolidated Financial Information

                                WORK RECOVERY, INC.
                    (Debtor-in-Possession as of May 29, 1996)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                   September 30,
                                           ---------------------------
                                                1996           1995
                                           ------------    ------------
Net Revenues:
  Sales and Related Services              $    215,000     $   616,000
  Clinic Services                               58,000       1,207,000
                                           -----------      ----------
    Total Net Revenues                         273,000       1,823,000
Cost of Sales                                  320,000       2,703,000
                                           -----------      ----------
Gross Loss                                     (47,000)       (880,000)

Expenses:
  Selling, General and
   Administrative                            1,053,000       2,553,000
  Settlement with Investors                                    185,000
  Loss from Unusual Transactions
    and Activities                                             128,000

  Additional Bad Debts                                         922,000
                                            ----------       ---------
Loss From Operations                        (1,100,000)     (4,668,000)

Other Income (Expense):
  Interest Expense (Contractual Interest
  of $127,000 in 1996)                         (89,000)        (72,000)
  Investment Losses                                           (683,000)
  Interest Income                                 1,000        117,000
  Miscellaneous Income                            5,000          6,000
                                             ----------      ---------
    Net Other Expense                           (83,000)      (632,000)
                                             ----------      ---------

Loss From Operations
  Before Income Taxes and
  Reorganization Items                       (1,183,000)    (5,300,000)
Reorganization Items                            430,000

Income Taxes
                                             ----------      ---------
Net Loss                                    $(1,613,000)   $(5,300,000)
                                             ==========      =========

Loss per Common and
  Common Equivalent Share                   $      (.04)   $      (.12)

Weighted Average Number of Common
  Shares Outstanding                         45,918,623     45,554,066


                    See Notes to Consolidated Financial Information

                             WORK RECOVERY, INC.
                   (Debtor-in-Possession as of May 29, 1996)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                               -----------------------------
                                                   1996              1995
                                               -----------        ----------
Net Cash Used in Operating Activities         $   (507,000)      ($1,788,000)
                                               -----------        ----------

Cash Flows from Investing Activities:
   Loans to Officers and Former Officers                            (164,000)
   Investment in Unconsolidated Affiliates                          (534,000)
   Purchases of Property, Plant
    and Equipment                                   (6,000)         (305,000)
   Sales of Clinical Centers                        50,000
                                                -----------        ---------

Net Cash Provided by (Used in) Investing
   Activities                                       44,000        (1,003,000)

Cash Flows from Financing Activities:
   Proceeds from Issuance of Common Shares                           924,000
   Proceeds from Notes Payable                     385,000
   Repayment of Long-Term Debt and
   Capital Leases                                  (71,000)         (257,000)
   Proceeds from Long-Term Debt                                      175,000
                                                ----------         ---------
Net Cash Provided by Financing Activities          314,000           842,000
                                                ----------         ---------

Net Decrease in Cash                              (149,000)       (1,949,000)
Cash at Beginning of Year                          189,000         6,554,000
                                                ----------         ---------
Cash at End of Period                         $     40,000       $ 4,605,000


                       See Notes to Consolidated Financial Information

                                 WORK RECOVERY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                    (UNAUDITED)
------------------------------------------------------------------------------
     1.  Chapter 11 Bankruptcy Filings and Reorganization

     On May 29, 1996, Work Recovery, Inc. ("WRI") and its wholly-owned subsidiary Work Recovery Centers, Inc. ("WRCI") (collectively, the "Company") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") and is currently operating as Debtor-in-Possession subject to the limitations and requirements of the Bankruptcy Code.

     As of the petition date, actions to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against the Company. Substantially all liabilities as of the petition date are subject to compromise under a plan of reorganization to be voted upon by creditors and equity security holders and approved by the Bankruptcy Court. The ultimate settlement terms with respect to such liabilities are subject to an approved and confirmed plan and, accordingly, are not determinable as of this date. These claims are reflected in the accompanying balance sheet as "Liabilities Subject to Compromise." For financial statement presentation, secured debt is also accounted for as liabilities subject to compromise. The Company is in default on substantially all of its outstanding debt and loan agreements and consequently, such debt is classified as liabilities subject to compromise.

     Under the provisions of the Bankruptcy Code, the Company's creditors were required to file their claims with the Bankruptcy Court by October 1, 1996. In addition to confirming debts and payables already recorded, this process normally gives rise to the receipt of numerous claims for disputed, duplicate claims and previously unrecognized amounts. Claims totaling approximately
$55,361,000 have been received as of November 6, 1996.   The Company has begun
the lengthy process of reviewing and reconciling these claims, and, while it believes its records accurately reflect all prepetition liabilities, it is possible the review and reconciliation process will result in adjustments, in amounts that could be material, to the recorded liabilities. Under the Bankruptcy Code the Company may reject executory contracts, including lease obligations. Since the petition date, the Company has filed motions to reject leases and executory contracts. For rejected leases, the Company ceased paying rent on such leases and tendered possession of the leased premises to the landlords. As of September 30, 1996, the Company has a reserve of $530,000 for estimated damages for the rejection of leases and executory contracts, which amount is included in liabilities subject to compromise in the accompanying balance sheet. This amount may be subject to adjustment as the Company completes its assessment of its leases and other executory contracts and as

                                WORK RECOVERY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                   (UNAUDITED)
-----------------------------------------------------------------------------
proofs of claim resulting from rejected leases and contracts are reconciled. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

     The Bankruptcy Court has approved the Company's Joint Disclosure Statement dated October 4, 1996, and amended October 8, 1996 which was filed with its Joint Plan of Reorganization (the "Plan"). The Plan provides for the reorganization and continuation of the Company through the restructuring of the majority of the Company's prepetition unsecured debt. In addition, the Plan contemplates substantial dilution of the interests of current equity holders. There is no assurance that the Plan will receive the requisite approval of the creditors or, ultimately, of the Bankruptcy Court. The Company has until the start of the confirmation hearing, currently scheduled to commence on November 25, 1996, to obtain acceptance of the Plan. Should the Company fail to obtain acceptance of the Plan and the exclusivity period to obtain such acceptance not be extended by the Bankruptcy Court, any creditor or equity holder will be free to file a plan of reorganization with the Court and solicit acceptances.

     In the event the Company's Plan is approved by the Bankruptcy Court, continuation of the business after reorganization is dependent upon the implementation of the Plan, the success of future operations and the Company's ability to meet its future obligations as they become due.

     2.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

     For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

                               WORK RECOVERY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)
------------------------------------------------------------------------------
     All inter-entity accounts and transactions have been eliminated in the consolidated financial statements. The accompanying unaudited financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan, success of future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

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

     3.  Inventories

     Inventories consist of the following:
                                        September 30, 1996      June 30, 1996
                                        ------------------      -------------
     Raw Materials                            $  640,000       $    631,000
     Finished Goods                              121,000            121,000
     Work in Progress                            197,000            197,000
     Reserve for Excess and Obsolete
       Inventory                                (136,000)          (136,000)
                                              ----------        -----------
                                              $  822,000       $    813,000
                                              ==========        ===========

     4. Liabilities Subject to Compromise and Contingencies Resulting From the Bankruptcy Proceedings

     The principal categories of claims reclassified in the consolidated balance sheets and included in liabilities subject to compromise are as follows:

                                         September 30, 1996       June 30, 1996
                                         ------------------      ---------------
     Unearned Revenue and Unallocated
       Credits                             $  4,523,000         $  4,523,000
     Long-Term Debt                           2,645,000            2,659,000
     Notes Payable                            1,055,000            1,109,000
     Accounts Payable and Other
       Accrued Expenses                       2,242,000            2,260,000
     Liabilities for Lease Rejections           530,000              530,000
                                            -----------            ---------
                                           $ 10,995,000         $ 11,081,000
                                            ===========           ==========

                                     WORK RECOVERY, INC.
                       NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                        (UNAUDITED)
------------------------------------------------------------------------------
     5.  Reorganization Items

     Certain items of income and expense during the quarter ended September
30, 1996 which were directly related to the Company's reorganization proceedings have been reflected in the consolidated statement of operation as reorganization items and include the following items:


     Professional fees                         $   426,000
     Other expenditures directly related to
      the Chapter 11 proceedings                     4,000
                                                ----------
                                               $   430,000
                                               ===========

     6.  Settlement Agreement

     During prior years, former management of the Company entered into various agreements with Mr. Peter Voss and affiliated parties regarding the exclusive licenses for Australia, New Zealand and Malaysia. Mr. Voss also contends that WRI entered into an agreement to provide all necessary funding for the operations of Work Recovery Pty. Ltd. ("WR Pty"), in which WRI owns a 31% equity interest, and to purchase 100% of the equity in WR Pty for $3,000,000. The Company contested any liability to Mr. Voss, WR Pty, or any related parties and filed an adversary proceeding to collect amounts due WRI by WR Pty.

     In September 1996, the Company reached an agreement with Mr. Voss and his affiliated companies that provides for (i) a termination of the Malaysia license agreement, (ii) the termination of the Australia and New Zealand license agreements, (iii) the joint marketing of an acceptable exclusive license arrangement for Australia with an acceptable third party and the sharing of any license fee payable under such an agreement if consummated within a prescribed period of time, and (iv) the mutual release of claims and the termination of all contracts. The Company obtained Bankruptcy Court approval of this agreement on November 7, 1996.

     7.  Sale of Centers

     Effective August 12, 1996, the Company sold the business operations including certain assets of its clinical center operations in El Paso, Texas for $80,000. The Bankruptcy Court approved the sale in October 1996, at which time the transaction was recorded. Additionally, on August 15, 1996, the Bankruptcy Court approved and the Company sold its 51% interest in the equity of Work Recovery Centers of Eau Claire, Inc. for $50,000. Both sales were made to two unrelated parties. No material gain or loss resulted from the sale of these two centers.

<PAGE 8>
                              WORK RECOVERY, INC.
                NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 (UNAUDITED)
------------------------------------------------------------------------------
     8.  Pending Sale of New Concepts Corporation

     On September 9, 1996, the Company entered into a business purchase agreement with a former employee of WRI for the sale of all the assets and liabilities of New Concepts Corporation for $50,000, subject to Bankruptcy
Court approval. Based upon the recorded book basis at September 30, 1996, the Company believes no material gain or loss will result from this transaction.

     9.  Funding Agreements

     In July 1996 the Bankruptcy Court issued an order authorizing a loan agreement the Company entered into in May 1996 with Recovery Lender, L.L.C., an Arizona limited liability company ("Recovery Lender"), for funding up to $5,000,000, $900,000 of which had been funded as of September 30, 1996. See Liquidity and Capital Resources.

     In October 1996 the Company entered into an investment agreement with Allsup, Inc., an Illinois company ("Allsup"), to provide additional financing for operations and for funding of the Plan. Pursuant to this agreement, which was approved by the Bankruptcy Court in November 1996, the Company and Allsup executed a loan agreement pursuant to which Allsup has advanced $500,000 to the Company as a loan on terms similar to that of Recovery Lender. Assuming confirmation of the Plan, Allsup will acquire New Common Stock for a purchase price of $1,000,000, and can elect to convert both its prepetition and postpetition advances (totaling $500,000 and $500,000, respectively) to New Common Stock, subject to certain contingencies. Assuming Allsup converts both its prepetition and postpetition loans to New Common Stock and acquires additional New Common Stock for $1,000,000, Allsup will own 17.5% of the New Common Stock of the Company. See Liquidity and Capital Resources.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's Ability to Continue as a Going Concern

     The Company has suffered from recurring losses from operations and has a net capital deficiency of approximately $789,000 as of September 30, 1996. In order for the Company to continue as a going concern additional capital may be needed and the Company's Plan will have to be confirmed. There can be no assurance the Company will be able to acquire sufficient additional capital at all or on terms and conditions favorable to the Company, or continue as a going concern.

     Results of Operations

     The following discussion of the results of operations for the three-months ended September 30, 1996, as compared to the three-months ended September 30, 1995, and financial condition of the Company as of September 30, 1996, as compared to the fiscal year ended June 30, 1996, should be read in conjunction with the financial statements and related notes appearing under
Part I. - Item 1.

     Net revenues for the quarter ended September 30, 1996 decreased by approximately 85.0% to approximately $273,000 from approximately $1,823,000 for the quarter ended September 30, 1995. This decrease is attributed to an approximately 65.1% decrease in sales and related services and a 95.2% decrease in clinic services. Equipment sales and related services declined as a result of the adverse publicity related to the actions of the previous management and uncertainty concerning the continuing operations of the Company. Clinic services decreased due to selling or closing all but one of the Company's centers.

     Gross loss for the quarter ended September 30, 1996 decreased from the comparable quarter of fiscal 1996 due to the closing or selling of the Company's unprofitable centers during the last half of fiscal 1996.

     Selling, general and administrative expenses ("SG&A") during the quarter ended September 30, 1996 decreased approximately 58.8% from the comparable period of the preceding fiscal year. Decreased SG&A costs resulted from a cost reduction program implemented during the last five months of fiscal 1996. Decreased SG&A costs were primarily salaries, legal, consulting and professional fees.

     Reorganization items are directly related to the Company's bankruptcy proceedings.

     The nature of settlement with investors of $185,000, loss from unusual transactions and activities of $128,000, additional bad debts of $922,000 and investment losses of $683,000 for the quarter ended September 30, 1995 are discussed in the Company's Form 10-K and accompanying consolidated financial statements for the year ended June 30, 1996.

     Cash decreased $149,000 from approximately $189,000 at June30, 1996 to approximately $40,000 at September 30, 1996. The principal uses of cash for the period were $507,000 from operating activities and repayment of loans of $71,000. The principal source of cash was $385,000 in additional borrowing from Recovery Lender.

     Accounts payable increased approximately $453,000 from the end of fiscal 1996 primarily as a result of unpaid fees to the TEAM for New Management and professional fees in connection with the bankruptcy proceedings. Accrued expenses increased approximately $448,000 from the end of fiscal 1996 primarily as a result of unpaid professional fees, and other accrued costs.

     Notes payable increased from $115,000 at June 30, 1996 to $500,000 at September 30, 1996 as a result of additional borrowing from Recovery Lender.

     Liquidity and Capital Resources

     The Company has continued to sustain losses and as of September 30, 1996 has a working capital deficit of approximately $789,000. The financial condition of the Company is perilous.

     The Company is in need of additional funds for ongoing operations and it will need substantial additional funds in order to fulfill its obligations under the Plan if and when it is confirmed. Funds required for these purposes are expected to be supplied from operations and the sale of assets, from existing and prospective credit arrangements and from additional financing that will become available if and when the Plan is confirmed.

     Prior to the Bankruptcy Filing, the Company entered into a Loan Agreement ("Loan Agreement") with Recovery Lender, pursuant to which Recovery Lender loaned the principal sum of $400,000 to the Company. The Loan Agreement contemplates that additional advances will be made by Recovery Lender not to exceed $5,000,000. Amounts advanced by Recovery Lender are secured by a lien on the Company's intellectual property, 14 ERGOS machines and the Company's receivables. The Loan Agreement provides for interest on the principal amount outstanding from time to time at the rate of twelve percent (12%) per annum. The Loan Agreement provides that Recovery Lender may, at its option, convert the amount due thereunder into equity of the Company following a reorganization at a conversion ratio of 1% of the stock to be issued and outstanding on the effective date of a plan of reorganization for every $100,000 of outstanding principal and accrued interest. The Bankruptcy Court approved the terms of the Recovery Lender Agreement on July 22, 1996.

     Prior to the Bankruptcy Filing, Recovery Lender had advanced $400,000 to the Company. Since then, it has advanced an additional $500,000. It is anticipated that additional advances may be made pursuant to the Loan Agreement.

     The Company has entered into an investment agreement with Allsup to provide additional financing for operations and for funding the Plan. This agreement provides for Allsup to make a secured loan to the Company in the principal amount of $500,000, and upon confirmation of the Plan, for the purchase of shares of New Common Stock and warrants to purchase New Common Stock for $1,000,000. This $500,000 loan is convertible into New Common Stock on the same conversion terms as Recovery Lender. Allsup is currently a secured creditor of the Company ("Old Loan") and has the option to convert the Old Loan into New Common Stock. Upon the purchase of New Common Stock and the conversion of both loans, but before the exercise of warrants, Allsup will own 17.5% of the number of shares of New Common Stock anticipated to be outstanding under the Plan.

     The Plan also provides for the issuance of warrants to purchase at $2.50 per share an aggregate of 2,700,000 shares of New Common Stock ("New Warrants") to the existing holders of Common Stock, on a first come basis, and warrants to purchase 300,000 shares of New Common Stock to Allsup. Such New Warrants will expire 120 days as to existing holders of Common Stock and 160 days as to Allsup, following the effective date of the confirmation of the Plan.

     The Company estimates it will require cash totaling approximately $3,000,000 to pay various administrative and unsecured creditors pursuant to the Plan which will be payable in varying amounts and on various dates between the date of confirmation and the one year anniversary of the effective date of the Plan. The Company believes it will have sufficient capital available to pay such claims without having to rely upon the proceeds from the exercise of New Warrants.

     There can be no assurance that the Plan will be approved by the Bankruptcy Court or that it will be accepted by a sufficient number of creditors and other interested parties as required by the Bankruptcy laws.

     In November 1996, the Company sold its property located in Metairie, Louisiana. After satisfying the underlying encumbrance, the Company expects to net cash proceeds of approximately $200,000 to $300,000 from this sale.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

     See Note 27 to Consolidated Financial Statements for the year ended
June 30, 1996 for a description of significant claims and legal contingencies involving the Company. It is anticipated that such claims and contingencies will be resolved in the Bankruptcy Court.

     The Company, its former directors and certain of its former officers were named as defendants in various shareholder class action lawsuits filed in the United States District Court for the District of Arizona and one shareholder derivative suit filed in state court in Colorado subsequent to an August 9, 1995 Wall Street Journal article about the Company. The Colorado state court lawsuit names the Company as a nominal party and requests no relief against the Company. The Arizona lawsuits have been consolidated into one class action proceeding. The lawsuits generally allege that the defendants have misstated or omitted to state certain material facts in press releases, filings with the Securities and Exchange Commission, and other statements by the defendants. The consolidated class action suit additionally alleges violations of generally accepted accounting principles and alleges various "sham" transactions. The complaints generally request compensatory damages, injunctive relief, interest, costs and expenses, punitive damages, and such other relief as the court may deem just and proper. Answers to the complaints have been filed with the courts.
The Plan provides for the issuance of 1,500,000 shares of New Common Stock in settlement of the these lawsuits (as they relate to the Company).

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

Item 2.  Changes in Securities

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  10.33  Investment Agreement dated October 11, 1996
between the Company and    Allsup, Inc.
`
     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WORK RECOVERY, INC.

                                    (Registrant)



/S/ DORCAS R. HARDY
-----------------------------------------------------------
Dorcas R. Hardy, Acting Chief Executive Officer (Principal
Executive Officer)
Date: November 14, 1996


/S/ ROBERT D. JUDSON, JR.
----------------------------------------------------------------
Robert D. Judson, Jr., Acting Chief Financial Officer (PrincipalFinancial and Accounting Officer)
Date: November __, 1996