Form 10-Q
period 1995-09-30
WORK RECOVERY INC
filed 1997-01-15
CIK 841712

                              FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

            Quarterly Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934



For the quarter ended September 30, 1995    Commission file number  01-18695



                            WORK RECOVERY, INC.
            (Exact name of registrant as specified in its charter)


         Colorado		 	                           			68-0165800
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

2341 South	Friebus, Suite 14, Tucson, AZ.		             85713
(Address of principal executive offices)             (Zip Code)

                  (520)-322-6634
(Registrant's telephone number, including area code)

                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days 	Yes  X  No


APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 12, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1995, there were 45,858,074 shares of common stock outstanding, which is Registrant's sole class of common stock outstanding.

                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        WORK RECOVERY, INC.
                   CONSOLIDATED BALANCE SHEETS

                            ASSETS


                                          	 (Unaudited)
                                          	September 30,	         June 30,
                                 	             1995        	       1995
                                           ------------       ------------
Current Assets:
 Cash and Cash Equivalents        	       	$4,539,000        	$ 6,554,000
 Accounts Receivable, net                    	733,000         		1,493,000
 Inventories, net		                           942,000      		    	356,000
 Marketable Securities		                	      49,000           			66,000
 Prepaid Expenses and Other Assets 	      	  	252,000	           	333,000
                                           ----------          ----------
    Total Current Assets		                 	6,515,000	        		8,802,000

Property, Plant & Equipment, net        				5,862,000	       			5,649,000
Intangible Assets, net	                     		583,000	          		465,000
Other Assets	                         	      	484,000	           	743,000
                                           ----------          ----------
    Total Assets                         	$13,444,000       		$15,659,000
                                           ==========          ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable	                      		$ 1,436,000       		$ 1,168,000
 Accrued Expenses	                          		645,000	           	345,000
 Notes Payable			                             129,000        			3,676,000
 Current Portion of Long-Term Debt		         	471,000          			441,000
 Other Current Liabilities	                  		69,000	           		88,000
 Unallocated Credits		              	      	2,466,000         				966,000
 Deferred Consulting Revenue			            	2,009,000	        		2,009,000
                                           ----------          ----------
    Total Current Liabilities				           7,225,000	       			8,693,000

Long-Term Debt		                           	2,095,000	        		2,255,000
                                           ----------          ----------
    Total Liabilities		                    	9,320,000       			10,948,000

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred Stock, Cumulative Convertible 		1,425,000       				1,685,000
  Common Stock, $.004 par value:
   Authorized 100,000,000 shares, issued
   and outstanding 45,858,074 shares at
   September 30,1995 and 44,132,172
   shares at June 30,1995              	 					184,000         				176,000
  Additional Paid-in Capital	            		57,265,000      				53,648,000
  Accumulated Deficit		                   (54,750,000)       	(49,414,000)
  Treasury Stock, at Cost						                               	(1,384,000)
                                          -----------           ----------
    Total Shareholders' Equity			           4,124,000	       			4,711,000
                                          -----------           ----------
   Total Liabilities and Shareholders'
    	Equity 	                            	$13,364,000	       		$15,659,000
                                          ===========           ==========
                     See Notes to Consolidated Financial Information

                                 WORK RECOVERY, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                              		   Three Months Ended
                                                 			 September 30,
                                              --------------------------
                                                        				(Restated)
		                                               1995       	   1994
                                             ------------   ------------

Net Revenues                              	 		$ 1,823,000		 $ 4,589,000
Cost of Sales                               				2,638,000   		2,354,000
                                               ----------    ----------
Gross Profit (Loss)		                           	(815,000)   	2,235,000

Expenses:
	Selling, General and Administrative          		2,416,000    	1,475,000
	Settlement with Investors	                      	185,000
	Loss from Unusual Transactions
	  and Activities			                             	128,000
	Additional Bad Debts			                         	984,000   		2,963,000
                                                ---------     ----------
Loss From Operations			                        (4,528,000) 		(2,203,000)

Other Income (Expense):
	Interest Income                                		135,000	       16,000
	Interest Expense	                               	(94,000)     	(47,000)
	Investment Losses	                             	(773,000)   (3,472,000)
	Miscellaneous Income (Expense)                    	6,000	     	(87,000)
                                                ---------     ----------
   Net Other Expense			                         	(726,000) 		(3,590,000)

Loss From Operations Before
  Income Taxes (Benefits)                      (5,254,000)   (5,793,000)
Income Taxes (Benefits)	                                  					(332,000)
                                               ----------    -----------
Net Loss			                                  	$(5,254,000)		$(5,461,000)
                                               ==========    ==========
Loss Per Common and Common
	Equivalent Share			                         $	      (.12)		$      (.20)
Weighted Average Number of Common
	Shares Outstanding		                        		45,554,066  		27,568,480

              See Notes to Consolidated Financial Information

                             WORK RECOVERY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                   	Three Months Ended
			                                                    September 30
                                                 --------------------------
                                               		     1995		      1994
                                                 ------------  ------------
Net Cash Used in
	Operating Activities                         		$(1,854,000)  		$(1,292,000)
                                                  ---------       ---------
Cash Flows from Investing Activities:
	Investment in Notes Receivable                             					(1,526,000)
	Investment in Unconsolidated Affiliates		        	(534,000)      		400,000
	Purchases of Property, Plant and
	  Equipment In-Service	                          	(305,000)      		(27,000)
	Loans to Officers and Former Officers	           	(164,000)
                                                 ----------       ---------
Net Cash Used in Investing Activities          		(1,003,000)			  (1,153,000)
                                                 ----------       ---------
Cash Flows from Financing Activities:
	Proceeds from Issuance of Stock	                  	924,000     		1,552,000
	Net Borrowings on Short-Term Debt                                 	506,000
	Proceeds from Issuance of Long-Term Debt         		175,000
	Repayment of Long-Term Debt                      	(257,000)	     	(114,000)
                                                 ----------       ---------
Net Cash Provided by Financing Activities		         842,000	    		1,944,000
                                                 ----------       ---------
Net Decrease in Cash		                          	(2,015,000)     		(501,000)
Cash at Beginning of Period	                     	6,554,000     		1,188,000
                                                 ----------       ---------
Cash at End of Period	                       		$  4,539,000      $  	687,000
                                                 ==========       ==========


                See Notes to Consolidated Financial Information

                             WORK RECOVERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                (UNAUDITED)


1.  Chapter 11 Bankruptcy Filings and Reorganization

DURING THE FISCAL YEAR ENDED JUNE 30, 1996, THE ENTIRE MEMBERSHIP OF THE BOARD OF DIRECTORS OF WORK RECOVERY, INC. (the "COMPANY") WAS REPLACED AND SIGNIFICANT CHANGES IN THE COMPANY'S MANAGEMENT OCCURRED.

ON MAY 29, 1996, THE COMPANY AND ITS WHOLLY-OWNED SIBSIDIARY WORK RECOVERY CENTERS, INC. FILED VOLUNTARY PETITIONS FOR REORGANIZATION UNDER CHAPTER 11
OF THE UNITED STATES BANKRUPTCY CODE IN THE THE UNITED STATES BANKRUPTCY COURT FOR THE DISTRICT OF ARIZONA AND IS CURRENTLY OPERATING AS DEBTOR-IN-POSSESSION
SUBJECT TO THE LIMITATIONS AND REQUIREMENTS OF THE BANKRUPTCY CODE.   ON
NOVEMBER 25, 1996 THE BANKRUPTCY COURT CONFIRMED THE COMPANY'S PLAN OF REORGANIZATION.

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN RESTATED TO REFLECT CERTAIN ADJUSTMENTS RECORDED TO THE FINANCIAL STATEMENTS IN FORM 10-K FOR THE YEAR ENDED JUNE 30, 1995. DUE TO THE SIGNIFICANT CHANGES IN THE MANAGEMENT OF THE COMPANY, CURRENT MANAGEMENT IS UNABLE TO PROVIDE AN ACCURATE OR COMPLETE DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS COVERED BY THIS REPORT. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH FORM 10-K FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND SUBSEQUENT FILINGS.


2.  Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article l0 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

All inter-entity accounts and transactions have been eliminated in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

DUE TO THE SIGNIFICANT CHANGES IN THE MANAGEMENT OF THE COMPANY, CURRENT MANAGEMENT IS UNABLE TO PROVIDE AN ACCURATE OR COMPLETE DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS COVERED BY THIS REPORT. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH FORM 10-K FOR THE YEARS ENDED JUNE 30, 1995, 1996, SUBSEQUENT FILINGS AND ACCOMPANYING FINANCIAL STATEMENTS AND NOTES THERETO.


                           PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Due to the significant changes in the management of the Company, current management is unable to provide an accurate or complete discussion of legal proceedings for the period covered by this report. This report should be read in conjunction with Form 10-K for the years ended June 30, 1995, 1996 and subsequent filings which discuss the Company's Chapter 11 bankruptcy proceedings and developments in connection therewith and other matters pertaining to the period covered by this Form 10-Q.

Item 2.	Changes in Securities

       	None

Item 3.	Defaults Upon Senior Securities

       	None

Item 4.	Submission of Matters to a Vote of Security Holders

       	None

Item 5.	Other Information

       	None

Item 6.	Exhibits and Reports on Form 8-K

       	None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          WORK RECOVERY, INC.
                            (Registrant)



	/s/ DORCAS R. HARDY
	Dorcas R. Hardy,Acting Chief Executive Officer (Principal Executive Officer)
	Date:  January 15, 1997



	/s/ ROBERT D. JUDSON, JR.
	Robert D. Judson, Jr., Acting Chief Financial officer (Principal	Financial and
                        Accounting Officer)
	Date:  January 15, 1997