Form 10-Q
period 1995-12-31
WORK RECOVERY INC
filed 1997-01-15
CIK 841712

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended December 31, 1995      Commission file number  01-18695



                            WORK RECOVERY, INC.
          (Exact name of registrant as specified in its charter)


        Colorado		                               	68-0165800
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

2341	South Friebus Avenue, Suite 14, Tucson, AZ.	   	     85713
  (Address of principal executive offices)		           (Zip Code)

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 31,1995 there were 45,918,623 shares of common stock outstanding, which is Registrant's sole class of common stock outstanding.

                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                          WORK RECOVERY, INC.
                     CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                              	 (Unaudited)
	                                               December 31,		    June 30,
                                                   1995           1995
                                               ------------    -----------
Current Assets:
 Cash and Cash Equivalents                    $ 	1,259,000   		$  6,554,000
 Accounts Receivable, net			                     1,132,000	    		 1,493,000
 Inventories, net		                             	1,128,000      		 	356,000
 Marketable Securities		                           	33,000	       	 	66,000
 Prepaid Expenses and Other Assets 	             		530,000      			 333,000
                                               -----------      -----------
    Total Current Assets			                      4,082,000     			8,802,000

Property, Plant & Equipment, net	             			5,654,000     			5,649,000
Intangible Assets, net		                          	235,000	       		465,000
Other Assets		                                    	570,000        		743,000
                                               -----------       ----------
    Total Assets	                             $	10,541,000    	$ 15,659,000
                                               ===========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                            	$  1,264,000	   	$  1,168,000
 Accrued Expenses		                               	651,000	       		345,000
 Notes Payable			                                  105,000     			3,676,000
 Current Portion of Long-Term Debt		              	472,000       			441,000
 Other Current Liabilities			                       62,000        			88,000
 Unallocated Credits		                         		2,513,000       			966,000
 Deferred Consulting Revenue		                 		2,009,000    				2,009,000
                                               -----------       ----------
    Total Current Liabilities			                	7,076,000    				8,693,000

Long-Term Debt	                               			2,619,000     			2,255,000
                                               -----------       ----------
    Total Liabilities			                         9,695,000     		10,948,000

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred Stock, Cumulative Convertible     			1,425,000    				1,685,000
  Common Stock, $.004 par value:
   Authorized 100,000,000 shares, issued and
   outstanding 45,918,623 shares at December
   31,1995 and 44,132,172 shares at June
   30,1995					                                   	184,000	      			176,000
  Additional Paid-in Capital		                 	57,265,000	   			53,648,000
  Accumulated Deficit		                       	(58,028,000)   		(49,414,000)
  Treasury Stock, at Cost					                                 		(1,384,000)
                                               -----------       ----------
    	Total Shareholders' Equity		                 	846,000	    			4,711,000
                                               -----------       ----------
	Total Liabilities and Shareholders'
  	Equity                                    	$ 10,541,000    	$ 15,659,000
                                               ===========       ==========

                 See Notes to Consolidated Financial Information

                              WORK RECOVERY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                     	  Three Months Ended	               Six Months Ended
                                     	      December 31,       	              December 31,
                                    ----------------------------    ----------------------------
                                                      Restated                        Restated
                                   	    1995      	     1994            1995            1994
                                    ------------    ------------    ------------    ------------

Net Revenues                      		$  1,237,000    $ 	2,634,000    $  3,060,000    $  7,223,000
Cost of Sales	                        	2,478,000     		2,520,000     		5,116,000		     4,874,000
                                     -----------     -----------      ----------     -----------
Gross Profit (Loss)		                 (1,241,000)       	114,000     	(2,056,000)	    	2,349,000
Expenses:
	Selling, General and
	Administrative                       	1,911,000      	1,463,000      	4,327,000      	2,938,000
	Settlement with Investors			                                            185,000
	Loss from Unusual
	 Transactions and Activities                                         			128,000
	Additional Bad Debts		                   30,000                       1,014,000      	2,963,000
	Impairment Losses		                                		10,000,000	       	       	     10,000,000
                                     -----------     -----------       ---------     -----------
Loss from Operations                 	(3,182,000)   	(11,349,000)    	(7,710,000)   	(13,552,000)

Other Income (Expense):
	Interest Income                        	128,000         	81,000        	263,000	         97,000
	Interest Expense	                       (83,000)      	(110,000)      	(177,000)	      (157,000)
	Investment Losses	                     (149,000)      	(565,000)      	(922,000)    	(4,037,000)
	Miscellaneous Income (Expense)           	8,000	       	(20,000)	       	14,000	      	(107,000)
                                      ----------      ----------        --------    ------------
   Net Other Expense	                  	(96,000)	     	(614,000)	     	(822,000)	    (4,204,000)
                                      ----------      ----------        --------    ------------
Loss From Operations
	Before Income Taxes                 	(3,278,000) 			(11,963,000)	   	(8,532,000)	   (17,756,000)
Income Taxes (Benefits)						                                                         		(332,000)
                                      ----------      ----------       ---------    ------------
Net Loss		                          $ (3,278,000)  	$(11,963,000)	  $ (8,532,000)  	$(17,424,000)
                                      ==========      ==========       =========     ===========

Loss Per Common and Common
	Equivalent Share                        	$	(.07)		       $ (.39)		       $ (.19)      		$  (.60)

Weighted Average Number of
	Common Shares Outstanding	          	45,537,178    		30,353,083      45,697,626		    29,031,279


                 See Notes to Consolidated Financial Information

                                 WORK RECOVERY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   	  Six Months Ended
                                                     			December 31,
                                               ------------------------------
                                              		    1995			          1994
                                               -------------    -------------
Net Cash Used in
	Operating Activities                        		$ (4,756,000)		  $ (1,381,000)
Cash Flows from Investing Activities:
	Investment in Notes Receivable					                              (1,972,000)
	Investment in Deposits and Other Assets				                         	88,000
	Investment in Unconsolidated Affiliates		        	(567,000)       		400,000
	Purchases of Property, Plant and
	  Equipment In-Service	                          	(342,000)       		(81,000)
	Loans to officers and Former Officers	           	(264,000)
                                                -----------       ----------
Net Cash Used in Investing Activities	          	(1,173,000)    		(1,565,000)
                                                -----------       ----------
Cash Flows from Financing Activities:
 Proceeds from Issuance of Stock				                924,000        2,728,000
	Net Repayments on Short-Term Debt			                              		(15,000)
 Proceeds from Issuance of Long-Term Debt           175,000
	Net Repayments on Notes Payable		                  (24,000)
	Repayment of Long-Term Debt		                    	(441,000)      		(190,000)
                                                -----------       ----------
Net Cash Provided by Financing Activities          	634,000      		2,523,000
                                                -----------       ----------
Net Decrease in Cash		                          	(5,295,000)      		(423,000)
Cash at Beginning of Period	                    		6,554,000	      	1,188,000
                                                -----------       ----------
Cash at End of Period		                       	$  1,259,000		   $    765,000
                                                ===========       ==========


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

ON MAY 29, 1996, THE COMPANY AND ITS WHOLLY-OWNED SUBSIDIARY WORK RECOVERY, INC. FILED VOLUNTARY PETITIONS FOR REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE IN THE UNITED STATES BANKRUPTCY COURT FOR THE DISTRICT
OF ARIZONA AND IS CURRENTLY OPERATING AS DEBTOR-IN-POSSESSION SUBJECT TO THE LIMITATIONS AND REQUIREMENTS OF THE BANKRUPTCY CODE. ON NOVEMBER 25, 1996
THE BANKRUPTCY COURT CONFIRMED THE COMPANY'S PLAN OF REORGANIZATION.

THE ACCOMPANYING FINANCIAL STATEMENTS FOR THE PERIODS IN THE FISCAL YEAR ENDED JUNE 30, 1995 HAVE BEEN RESTATED TO REFLECT CERTAIN ADJUSTMENTS RECORDED TO THE FINANCIAL STATEMENTS IN FORM 10-K FOR THE YEAR ENDED JUNE 30, 1995. DUE TO THE SIGNIFICANT CHANGES IN THE MANAGEMENT OF THE COMPANY, CURRENT MANAGEMENT IS UNABLE TO PROVIDE AN ACCURATE OR COMPLETE DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS COVERED BY THIS REPORT. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH FORM 10-K FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND SUBSEQUENT FILINGS.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

DUE TO THE SIGNIFICANT CHANGES IN THE MANAGEMENT OF THE COMPANY, CURRENT MANAGEMENT IS UNABLE TO PROVIDE AN ACCURATE OR COMPLETE DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS COVERED BY THIS REPORT. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH FORM 10-K FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND SUBSEQUENT FILINGS AND ACCOMPANYING FINANCIAL STATEMENTS AND NOTES THERTO.


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              A Report on Form 8-K, dated November 14, 1995, was filed by the Registrant, which reported under Item 5 the delisting of the Company from Nasdaq.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          WORK RECOVERY, INC.
                             (Registrant)



	/s/ DORCAS R. HARDY
	Dorcas R. Hardy, Acting Chief Executive Officer (Principal Executive Officer)
	Date:  January 15, 1997



	/s/ ROBERT D. JUDSON, JR.
	Robert D. Judson, Jr., Acting Chief Financial officer (Principal	Financial and
                        Accounting Officer)
	Date:  January 15, 1997