Form 10-Q
period 1996-03-31
WORK RECOVERY INC
filed 1997-01-15
CIK 841712

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the quarter ended March 31, 1996       Commission file number  01-18695



                             WORK RECOVERY, INC.
           (Exact name of registrant as specified in its charter)


       Colorado		                    	          			68-0165800
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

2341	South Friebus Avenue, Suite 14, Tucson, AZ.     	   85713
  (Address of principal executive offices)		          (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 12, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____No____

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1996 there were 45,918,623 shares of common stock outstanding, which is Registrant's sole class of common outstanding.

                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           WORK RECOVERY, INC.
                      CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                             	     (Unaudited)
	                                                   March 31,	      June 30,
                                                	     1996      	     1995
                                                  ------------   ------------
Current Assets:
 Cash and Cash Equivalents                       	$		  253,000 		$  6,554,000
 Accounts Receivable, net			                           245,000			   1,493,000
 Inventories, net		                                  1,089,000     			356,000
 Marketable Securities		                               	16,000      			66,000
 Prepaid Expenses and Other Assets 	                	1,008,000     			333,000
                                                   -----------     ----------
    Total Current Assets		                          	2,611,000	   		8,802,000

Property, Plant & Equipment, net				                 5,227,000   			5,649,000
Intangible Assets, net		                              	176,000      		465,000
Other Assets		                                        	449,000     			743,000
                                                   -----------     ----------
    Total Assets	                                 $		8,463,000  	$ 15,659,000
                                                   ===========     ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable	                                $	 1,776,000		 $  1,168,000
 Accrued Expenses		                                   	558,000     			345,000
 Notes Payable		                                      	754,000	   		3,676,000
 Current Portion of Long-Term Debt		                  	469,000     			441,000
 Other Current Liabilities			                           45,000      			88,000
 Unallocated Credits			                             	2,514,000    				966,000
 Deferred Consulting Revenue				                     2,009,000   			2,009,000
                                                    ----------     ----------
    Total Current Liabilities				                    8,125,000  				8,693,000

Long-Term Debt                                   				2,324,000   			2,255,000
                                                    ----------     ----------
    Total Liabilities		                             10,449,000  			10,948,000

Commitments and Contingent Liabilities

Shareholders' Equity (Deficit):
  Preferred Stock, Cumulative Convertible         			1,425,000  				1,685,000
  Common Stock, $.004 par value:
   Authorized 100,000,000 shares, issued and
   outstanding 45,918,623 shares at March
   31,1996 and 44,132,172 shares at June
   30,1995				                                       		184,000    				176,000
  Additional Paid-in Capital		                     	57,265,000 				53,648,000
  Accumulated Deficit		                           	(60,860,000)			(49,414,000)
  Treasury Stock, at Cost				                                    		(1,384,000)
                                                    ----------     ----------
    Total Shareholders' Equity (Deficit)		         	(1,986,000)  			4,711,000
                                                    ----------     ----------
   Total Liabilities and Shareholders'
    Equity (Deficit)                             	$ 	8,463,000  	$ 15,659,000
                                                    ==========     ==========

               See Notes to Consolidated Financial Information

                             WORK RECOVERY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                     	  Three Months Ended	            Nine Months Ended
                                    	        March 31,     	                 March, 31
                                     --------------------------    ----------------------------
                                                      Restated                       Restated
                                     	    1996         1995   	        1996  	  	      1995
                                     -----------    -----------    -----------     ------------
Net Revenues                       		$ 1,548,000   	$	4,806,000   	$ 	4,608,000	    $	12,029,000
Cost of Sales	                        	2,054,000    		2,621,000    		 7,170,000	      	7,495,000
                                      ----------     ----------      ----------       ----------
Gross Profit (Loss)                   		(506,000)	   	2,185,000	   	 (2,562,000)		     4,534,000
Expenses:
	Selling, General and
	Administrative	                      	1,535,000    		2,721,000    		 5,862,000	       5,659,000
	Settlement with Investors					                                        	185,000
	Loss from Unusual
	  Transactions and Activities                                   						 128,000
	Additional Bad Debts                   	       	      	240,000     	 1,014,000       	3,203,000
	Impairment Losses				                   707,000                     		 707,000		     10,000,000
                                      ----------     ----------      ----------       ----------
Loss From Operations	                	(2,748,000)   			(776,000) 		 (10,458,000)    	(14,328,000)
                                      ----------     ----------      ----------       ----------
Other Income (Expense):
	Interest Income		                         3,000		      160,000       		266,000         	257,000
	Interest Expense	                      	(73,000)     		(86,000)     		(250,000)       	(243,000)
	Investment Loss			                                 	(3,521,000)    			(922,000)     	(7,558,000)
	Miscellaneous Expense                  	(14,000)     		(80,000)	       	              	(187,000)
                                      ----------     ----------      -----------      ----------
   Net Other Expense		                  	(84,000) 			(3,527,000)     		(906,000)	    	(7,731,000)
                                      ----------     ----------      -----------      ----------
Loss Before Income
	Taxes Benefits		                    	(2,832,000)	 		(4,303,000)  		(11,364,000)    	(22,059,000)
Income Taxes (Benefits)											                                                     	(332,000)
                                      ----------     ----------      -----------      ----------
Net Loss	                           	$(2,832,000) 		$(4,303,000) 	 $(11,364,000)	   $(21,727,000)
                                      ==========     ==========      ===========      ==========

Loss Per Common and Common
		Equivalent Share                       	$	(.06)	      	$	(.12)       		$ (.25)	        	$ (.70)

Weighted average Number of
	Common Shares Outstanding          		45,918,623    	34,573,560		    45,770,756	      30,850,772


                   See Notes to Consolidated Financial Information

                             WORK RECOVERY, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

      	                                            Nine Months Ended
                                                  		  	March 31,
                                               --------------------------
                                             		    1996			       1995
                                               ------------   -----------
Net Cash Used in
	Operating Activities                        		$(5,909,000) 		$(3,746,000)
Cash Flows from Investing Activities:
	Investment in Notes Receivable                            				(1,535,000)
	Investment in Deposits and Other Assets			                      		59,000
	Purchases/Sales of Property, Plant and
	  Equipment In-Service, net                      (428,000)      (178,000)
	Investment in Unconsolidated Affiliates			       (567,000)     	(349,000)
	Loans to Officers and Former Officers	          	(384,000)
	Sale of Clinical Centers		                        100,000
                                                ----------      ----------
Net Cash Used in Investing Activities		         (1,279,000)  		(2,003,000)
                                                ----------      ---------
Cash Flows from Financing Activities:
	Proceeds from Issuance of Stock				               924,000      6,135,000
	Net Repayments on Short-Term Debt				            (162,000)      	(15,000)
 Proceeds from Notes Payable                       325,000
	Proceeds from Issuance of Long-Term
	  Debt	                                          	425,000       		46,000
	Repayment of Long-Term Debt	                    	(625,000)     	(294,000)
                                                ----------      ---------
Net Cash Provided by
  Financing Activities                           		887,000  				5,872,000
                                                ----------      ---------
Net Increase (Decrease) in Cash 		             	(6,301,000)     		123,000
Cash at Beginning of Period	                  	 	6,554,000	    	1,188,000
                                                ---------       ---------
Cash at End of Period	                      		$    253,000  		$ 1,311,000
                                                ==========      =========

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

ON MAY 29, 1996, THE COMPANY AND ITS WHOLLY-OWNED SUBSIDIARY WORK RECOVERY CENTERS, INC. FILED VOLUNTARY PETITIONS FOR REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE IN THE UNITED STATES BANKRUPTCY COURT
FOR THE DISTRICT OF ARIZONA AND IS CURRENTLY OPERATING AS DEBTOR-IN-POSSESSION SUBJECT TO THE LIMITATIONS AND REQUIREMENTS OF THE BANKRUPTCY CODE. ON NOVEMBER 25, 1996 THE BANKRUPTCY COURT CONFIRMED THE COMPANY'S PLAN OF REORGANIZATION.

THE ACCOMPANYING FINANCIAL STATEMENTS FOR THE PERIODS IN THE FISCAL YEAR ENDED JUNE 30, 1995 HAVE BEEN RESTATED TO REFLECT CERTAIN ADJUSTMENTS RECORDED TO THE FINANCIAL STATEMENTS IN FORM 10-K FOR THE YEAR ENDED JUNE 30, 1995. DUE TO THE SIGNIFICANT CHANGES IN THE MANAGEMENT OF THE COMPANY, CURRENT MANAGEMENT IS UNABLE TO PROVIDE AN ACCURATE OR COMPLETE DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS COVERED BY THIS REPORT.
THIS REPORT SHOULD BE READ IN CONJUNCTION FORM 10-K FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND SUBSEQUENT FILINGS.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

DUE TO THE SIGNIFICANT CHANGES IN THE MANAGEMENT OF THE COMPANY, CURRENT MANAGEMENT IS UNABLE TO PROVIDE AN ACCURATE OR COMPLETE DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIODS COVERED BY THIS REPORT. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH FORM 10-K FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND SUBSEQUENT FILINGS AND ACCOMPANYING FINANCIAL STATEMENTS AND NOTES THERETO.


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Due to the significant changes in the management of the Company, current management is unable to provide an accurate or complete discussion of legal proceedings for the period covered by this report. This report should be read in conjunction with Form 10-K for the years ended June 30, 1995, 1996 and subsequent filings which discuss the Company's Chapter 11 bankruptcy proceedings and developments in connection therewith and other matters pertaining to the period by this Form 10-Q.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          None

          (b) Reports on Form 8-K

           A Report on Form 8-K, dated January 5, 1996 was filed by the Registrant which reported under Item 5 the contemplated change in control of the Board of Directors and Management of the Company.

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