Form 10-Q
period 1996-12-31
WORK RECOVERY INC
filed 1997-01-31
CIK 841712

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark one)
[X]           		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES ACT OF 1934

For the quarter ended December 31, 1996

                                       OR

[  ]        		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 01-18695

                              	WORK RECOVERY, INC
              	(Exact name of registrant as specified in its charter)

         	Colorado	*                            						68-0165800 *
(State or other jurisdiction of	                  (I.R.S. Employer
incorporation or organization)	                   Identification No.)


2341 South Friebus Avenue, Suite 14, Tucson, Arizona	     	85713
	(Address of principal executive offices)	               (Zip Code)

              		(520) 322-6634
Registrant's telephone number, including area code

                            	Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes	X	 No

* Note: As part of the bankruptcy reorganization plan, the Registrant's corporate domicile will move on February 1, 1997 from Colorado to Delaware. The IRS Employer Identification Number will be 86-0848910.

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

Registrant has only one class of common stock outstanding, of which approximately 45,918,623 shares were outstanding as of January 30, 1997.

The Company estimates that, on February 1, 1997, the Effective Date of the Plan of Reorganization, there will be approximately 17,675,234 shares of New Common Stock issued or reserved for issuance pursuant to the Amended Plan.

                              FORM 10-Q
              For The Quarter Ended December 31, 1996

                                INDEX


Part I.  Financial Information:

	Item 1.  Financial Statements:

      	Consolidated Balance Sheets
      	at December 31, 1996 and June 30, 1996                           	   1

      	Consolidated Statements of Operations
      	for the three-months and six-months ended
       December 31, 1996 and 1995	                                          2

      	Consolidated Condensed Statements of Cash Flows
      	for the six-months ended December 31, 1996 and 1995	                 3

      	Notes to Consolidated Financial Information	                         4

	Item 2.  Management's Discussion and Analysis of Financial Condition and
         	Results of Operations	                                           10

Part II.  Other Information:

	Item 1.  Legal Proceedings	                                               13

	Item 6.  Exhibits and Reports on Form 8-K	                                14

Signatures	                                                                15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            WORK RECOVERY, INC.
                 (Debtor-in-Possession as of May 29, 1996)
                       CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                 	 December 31,	   June 30,
                                                    		1996       				1996
                                                  ------------   ------------
                             ASSETS

Current Assets:
 Cash and Cash Equivalents	                      $   	107,000	   $    	189,000
 Receivables, including Related Party, net			         461,000	      		 318,000
 Inventories		                                        873,000	      		 813,000
 Prepaid Expenses and Other Assets 	                  	42,000		       	183,000
                                                  -----------     ------------
	Total Current Assets		                            	1,483,000     			1,503,000

Property, Plant and Equipment, net	              			2,115,000	     		3,738,000
Intangible Assets		                                   	67,000	       		123,000
Other Assets		                                       	321,000	        	185,000
                                                  -----------     ------------
	Total Assets                                   	$		3,986,000   	$  	5,549,000
                                                  ===========     ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable                               	$	1,134,000    	$    	495,000
 Accrued Expenses		                                 	438,000	         		98,000
 Notes Payable, including Related Parties	        	1,071,000	        		115,000
                                                  ----------       -----------
	Total Current Liabilities		                     		2,643,000       				708,000

Liabilities Subject to Compromise	             			16,011,000      		11,081,000
                                                  ----------       -----------
	Total Liabilities                             			18,654,000      		11,789,000

Commitments and Contingent Liabilities

Shareholders' Equity (Deficit):
  Preferred Stock, Cumulative Convertible       			1,318,000     				1,318,000
  Common Stock, $.004 par value:
   Authorized 100,000,000 shares, issued and
   outstanding 45,918,623 shares at December
   31,1996 and June 30,1996			                      	184,000		       		184,000
  Additional Paid-in Capital	                   		57,311,000		    		57,311,000
  Accumulated Deficit		                         	(73,481,000)    		(65,053,000)
                                                  ----------        ----------
	Total Shareholders' Deficit		                  	(14,668,000)     		(6,240,000)
                                                  ----------        ----------
	Total Liabilities and Shareholders'
	Equity (Deficit)	                             	$ 	3,986,000	     $ 	5,549,000
                                                  ==========        ==========

                   See Notes to Consolidated Financial Information

                               WORK RECOVERY, INC.
                   (Debtor-in-Possession as of May 29, 1996)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                       Three-Months Ended	     Six-Months Ended
                                          December 31,            December 31,
                                  ------------------------   -------------------------
	                                     1996     	   1995  	      1996           1995
                                  -----------  -----------   -----------  ------------
Net Revenues:
	Sales and Related Services      	$	1,010,000 	$  	321,000  	$	1,225,000  	$	1,074,000
	Clinic Services                     		15,000     	916,000	      	73,000   		1,986,000
                                   ----------   ----------    ----------    ----------
	Total Net Revenues	               	1,025,000	  	1,237,000   		1,298,000   		3,060,000
                                   ----------   ----------    ----------    ----------
Cost of Sales	                       	441,000	  	2,478,000	     	761,000  			5,116,000
Gross Profit (Loss)		                 584,000  	(1,241,000)     	537,000  		(2,056,000)
Expenses:
	Selling, General and
	Administrative                      	875,000   	1,911,000    	1,928,000    	4,327,000
	Settlement with Investors			                                                 	185,000
	Loss from Unusual Transactions
	and Activities			                                                            	128,000
	Additional Bad Debts			                           	30,000		               		1,014,000
                                   ----------   ----------     ---------    ----------
Loss from Operations               		(291,000)		(3,182,000)  	(1,391,000)	 	(7,710,000)
                                   ----------   ----------     ---------    ----------

Other Income (Expense):
	Interest Expense (Contractual
	 Interest of $110,000 and
	 $210,000, respectively, for
	 the Three-Months and Six-
	 Months ended
	 December 31, 1996)  	               (81,000)    	(83,000)     	(170,000)	   (177,000)
	Investment Losses		                              (149,000)                 		(922,000)
	Interest Income	                      	2,000     	128,000	         3,000     	263,000
	Miscellaneous Income (Expense)	      (82,000)	     	8,000	      	(77,000)    		14,000
                                  -----------    ---------     ----------    ---------
	Net Other Expense		                 (161,000)   	 (96,000)    		(244,000)  		(822,000)

Loss From Operations
	Before Income Taxes and
	Reorganization Items	              	(452,000)		(3,278,000)  		(1,635,000) 	(8,532,000)
Reorganization Items	              	6,363,000	               			6,793,000
Income Taxes
                                   ----------    ----------     ----------   ---------
Net Loss                        	$	(6,815,000) $(3,278,000) 		$(8,428,000)	$(8,532,000)
                                   ==========    =========      =========    =========

Loss Per Common and Common
	Equivalent Share                    		$(.15)      		$(.07)       		$(.18)     		$(.19)

Weighted Average Number of
	Common Shares Outstanding	       	45,918,623	 	45,537,178	    	45,918,623 		45,697,626


                     See Notes to Consolidated Financial Information

                               WORK RECOVERY, INC.
                   (Debtor-in-Possession as of May 29, 1996)
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     	 Six-Months Ended
                                                      	 		December 31,
                                                ----------------------------
                                               		    1996			        1995
                                                -------------   ------------
Net Cash Used in Operating Activities          	$	(1,238,000)  	$ (4,756,000)
                                                 -----------     -----------
Cash Flows from Investing Activities:
	Investment in Unconsolidated Affiliates	                       				(567,000)
	Purchases of Property, Plant and
	  Equipment In-Service		                           (50,000)      		(342,000)
	Loans to Officers and Former Officers		                          		(264,000)
	Sales of Clinical Centers and Real Property	    	1,203,000
                                                 ----------      -----------
Net Cash Provided by (Used in) Investing
 Activities		                                     1,153,000     		(1,173,000)

Cash Flows from Financing Activities:
	Proceeds from Issuance of Common Stock	                          			924,000
	Proceeds from Notes Payable		                      971,000
	Proceeds from Issuance of Long-Term Debt			                        	175,000
	Net Repayments on Notes Payable		                                 		(24,000)
	Repayment of Long-Term Debt and Capital
	 Leases		                                        	(968,000)      		(441,000)
                                                  ---------       ----------
Net Cash Provided by Financing
 Activities	                                         	3,000        		634,000
                                                  ---------       ----------
Net Decrease in Cash			                             (82,000)    		(5,295,000)
Cash at Beginning of Year                           189,000        6,554,000
                                                  ---------       ----------
                                                 $  107,000      $ 1,259,000
                                                  =========       ==========

                    See Notes to Consolidated Financial Information

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

As of the petition date, actions to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against the Company. Substantially all liabilities as of the petition date are subject to compromise under a plan of reorganization. These liabilities are reflected in the accompanying balance sheet as "Liabilities Subject to Compromise." For financial statement presentation, secured debt is also accounted for as liabilities subject to compromise. The Company is in default on substantially all of its outstanding debt and loan agreements and consequently, such debt is classified as liabilities subject to compromise.

Under the provisions of the Bankruptcy Code, the Company's creditors were required to file their claims with the Bankruptcy Court by October 1, 1996.
In addition to confirming debts and payables already recorded, this process normally gives rise to the receipt of numerous disputed claims and/or duplicate claims and claims for previously unrecognized amounts. Claims totaling approximately $55,891,000 have been received as of January 22, 1997. The Company has begun the lengthy process of reviewing and reconciling these claims, and, while it believes its records accurately reflect all prepetition liabilities, it is possible the review and reconciliation process will result in adjustments, in amounts that could be material, to the recorded liabilities. Under the Bankruptcy Code, the Company may reject executory contracts, including lease obligations. Since the petition date, the Company has filed motions to reject leases and executory contracts. For rejected leases, the Company ceased paying rent on such leases and tendered possession of the leased premises to the landlords. As of December 31, 1996, the Company has a reserve of $442,000 for estimated damages for the rejection of leases and executory contracts, which amount is included in liabilities subject to compromise in the accompanying balance sheet. This amount may be subject to adjustment as the Company completes its assessment of its leases and other executory contracts and as proofs of claim resulting from rejected leases and contracts are reconciled.

The creditors and equity holders approved the Company's Plan of Reorganization ("the Plan") and on December 4, 1996 the Bankruptcy Court issued its Order confirming the Plan. The Effective Date of the Plan and the Company's emergence from bankruptcy is scheduled for February 1, 1997. In part, the Plan provides for the issuance of new shares of Common Stock ("New Common Stock") in the reorganized Company in exchange for existing shares of Common Stock ("Old Common Stock") at an exchange rate of one share of New Common Stock for every 10 shares of Old Common Stock In addition, the holders of Old Common Stock will receive Warrants for the purchase of New Common Stock at a share price of $2.50. One

Warrant will be issued for every ten shares of Old Common Stock held by the shareholder. The Warrants will expire either 180 days after the Effective Date or the date upon which 2,700,000 shares of New Common Stock have been purchased pursuant to the exercise of the Warrants.
 The Plan provides that holders of general unsecured claims are to receive cash equal to eighty percent of their allowed claims, in two equal installments, the first such installment being payable within thirty days of the Effective Date, and the final installment being payable within one hundred eighty days of the Effective Date. Accounting for the distribution of New Common Stock and treatment of allowed claims and interests will be recorded as of the Effective Date. See the Company's Disclosure Statement and Amended Joint Plan of Reorganization dated October 4, 1996, and the modification of the Plan dated November 25, 1996 for complete details of the Plan.

Continuation of the business after reorganization is dependent upon the implementation of the Plan, the success of future operations and the Company's ability to meet its future obligations as they become due.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
June 30, 1996.

All inter-entity accounts and transactions have been eliminated in the consolidated financial statements. The accompanying unaudited financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon, among other things, success of future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

As a result of the reorganization proceedings, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. The financial statements do not give effect of all adjustments to the carrying value of assets, or amounts and classifications of liabilities that may be necessary as a consequence of the bankruptcy proceedings.

3.  Inventories

Inventories consist of the following:		December 31, 1996		June 30, 1996
[S]                                    [C]                 [C]
Raw Materials	                            $	637,000          	 $	631,000
Finished Goods	                             152,000             	121,000
Work-in-Progress	                           174,000             	197,000
Reserve for Excess and Obsolete Inventory	 	(90,000)	          	(136,000)
                                           --------             ---------
                                         	$	873,000           	$	813,000
                                           ========             =========

4. Liabilities Subject to Compromise and Contingencies Resulting From the Bankruptcy Proceedings

The principal categories of claims reclassified in the consolidated balance sheets and included in liabilities subject to compromise are as follows:

                                        		December 31, 1996		June 30, 1996
[S]                                      [C]                 [C]

Unearned Revenue and Unallocated Credits	$	4,523,000         	$	4,523,000
Long-Term Debt	                            1,673,000           	2,659,000
Notes Payable	                               945,000           	1,109,000
Accounts Payable and Other Accrued
 Expenses                                		8,428,000           	2,260,000
Liabilities for Lease Rejections	           	442,000	            	530,000
                                           ---------            ---------
                                       	 $16,011,000        	 $11,081,000
                                          ==========           ==========

5.  Reorganization Items

Certain items of income and expense during the three-months and six-months ended December 31, 1996 which were directly related to the Company's reorganization proceedings have been reflected in the consolidated statements of operations as reorganization items and include the following:

                                         		Three-Months     		Six-Months
                                            		Ended           		Ended
                                       		December 31, 1996		December 31, 1996

[S]                                         [C]                [C]
Professional Fees	                          $   	282,000      	$   	708,000
Settlements (See Note 6)	                     	5,979,000	        	5,979,000
Other Expenditures Directly Related to the
	Chapter 11 Bankruptcy Proceedings	             	102,000		          106,000
                                              ----------          ---------
                                           		$	6,363,000       	$	6,793,000
                                              ==========          =========

6.  Settlement Agreements

During the quarter ended December 31, 1996 the Bankruptcy Court approved various settlements between the Company and a number of claimants. The Company recorded $5,979,000 as reorganization items during the quarter ended December 31, 1996 to provide for settlements not previously recorded. The above amount includes $3,750,000 for settlement of class action lawsuit (1,500,000 shares of New Common Stock valued at $2.50 per share), $1,250,000 for settlement of B Warrant and Dealer Warrant claims (500,000 shares of New Common Stock valued at $2.50 per share), $535,000 for settlement of Bobby S. Roberts claims (200,000 shares of New Common Stock valued at $2.50 per share plus $35,000 cash. In addition, the Company agreed to pay Mr. Roberts $4,500 a month for consulting services for a period of 30 months), $300,000 for settlement of McGee Settlement Trust and Robert Page claims (80,000 shares of New Common Stock valued at $2.50 per share plus $100,000 cash) and miscellaneous other settlements totaling $144,000. For further information regarding the nature of these claims, see the Company's Disclosure Statement and Amended Joint Plan of Reorganization dated
October 4, 1996 and the modification of the Plan dated November 25, 1996.

During prior years, former management of the Company entered into various agreements with Mr. Peter Voss and affiliated parties regarding the exclusive licenses for Australia, New Zealand and Malaysia. Mr. Voss also contended that WRI entered into an agreement to provide all necessary funding for the operations of Work Recovery Pty. Ltd. ("WR Pty"), in which WRI owns a 31% equity interest, and to purchase 100% of the equity in WR Pty for $3,000,000. The Company contested any liability to Mr. Voss, WR Pty, or any related parties and filed an adversary proceeding to collect amounts due WRI by WR Pty.

In September 1996, the Company reached an agreement with Mr. Voss and his affiliated companies that provides for (i) a termination of the Malaysia license agreement, (ii) the termination of the Australia and New Zealand license agreements, (iii) the joint marketing of an acceptable exclusive license arrangement for Australia with an acceptable third party and the sharing of any license fee payable under such an agreement if consummated within a prescribed period of time, and (iv) the mutual release of claims and the termination of all contracts. The Company obtained Bankruptcy Court approval of this agreement on November 7, 1996. Subsequently, the joint marketing of the license arrangement for Australia terminated by the terms of the agreement.

7.  Sale of Centers

Effective August 12, 1996, the Company sold the business operations including certain assets of its clinical center operations in El Paso, Texas for $80,000. The Bankruptcy Court approved the sale in October 1996, at which time the transaction was recorded. Additionally, on August 15, 1996, the Bankruptcy Court approved and the Company sold its 51% interest in the equity of Work

Recovery Centers of Eau Claire, Inc. for $50,000. Both sales were made to unrelated parties. No material gain or loss resulted from the sale of these two centers.

8.  Sale of New Concepts Corporation

In November 1996 the Company sold all of the assets and liabilities of New Concepts Corporation to a former employee of the Company for $50,000. No material gain or loss resulted from this transaction.

9.  Sale of Metairie Real Property

On November 12, 1996, the Company sold real property located in Metairie, Louisiana for $1,200,000. Approximately $177,000 of the sales proceeds was placed with an escrow agent pending resolution of certain disputes between the Company and the mortgage lender. In January 1997 the Company received approximately $103,000 from the escrow agent in payment of the negotiated settlement with the lender. No material gain or loss resulted from this sale.

10.  Funding Agreements

In July 1996 the Bankruptcy Court issued an order authorizing a loan agreement the Company entered into in May 1996 with Recovery Lender, L.L.C., an Arizona limited liability company ("Recovery Lender"), for funding up to $5,000,000, $900,000 of which had been funded as of December 31, 1996. See Liquidity and Capital Resources.

In October 1996 the Company entered into an investment agreement with Allsup, Inc. an Illinois company ("Allsup"), to provide additional financing for operations and for funding of the Plan. Pursuant to this agreement, which was approved by the Bankruptcy Court in November 1996, the Company and Allsup executed a loan agreement pursuant to which Allsup advanced $500,000 to the Company as a loan on terms similar to that of Recovery Lender. Allsup can acquire New Common Stock for a purchase price of $1,000,000 and is expected to elect to convert both its prepetition and postpetition advances (totaling $500,000 and $500,000, respectively) to New Common Stock, subject to certain contingencies. Assuming Allsup converts both its prepetition and postpetition loans to New Common Stock and acquires additional New Common Stock for $1,000,000, Allsup will own 17.5% of the New Common Stock of the Company.
See Liquidity and Capital Resources.

11. Loan Agreements

In January 1997 the Company entered into a Loan Agreement with Allsup and
Quest Trading, Inc. (collectively, the "Lenders") pursuant to which the Lenders have agreed to loan the Company up to $2,000,000 in one or more advances (the "Loan"), subject to the satisfaction of certain conditions set forth in the Loan Agreement. The Loan will revolve and, provided applicable conditions are satisfied, repaid principal may be reborrowed until the maturity of the Loan.

The Loan will be available to support the working capital needs of the Company and to make payments due under the Plan. The Loan Agreement also provides that the Lenders will be granted options to purchase shares of New Common Stock of the Company and have certain conversion rights. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for details of the Loan Agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of 	Operations

The Company's Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations. In order for the Company to continue as a going concern, additional capital will be needed.
As discussed in the Company's Form 8-K dated January 30, 1997, the Company will emerge from bankruptcy on February 1, 1997 (the "Effective Date") pursuant to the Debtors' Restated Amended Joint Plan of Reorganization dated November 25, 1996 (the "Bankruptcy Plan"). On the Effective Date, the Company will have substantial obligations to certain bankruptcy creditors and others. The funds needed to pay such obligations as well as to operate the Company's business will be obtained through operations, from the sale of assets, from the purchase of shares of the Company's Common Stock ("Common Stock") by Allsup, Inc. ("Allsup") for $1,000,000 and from the loan described below.

In addition, the Company has entered into a Loan Agreement with Allsup and Quest Trading, Inc. (collectively, the "Lenders") pursuant to which the Lenders have agreed to loan the Company up to $2,000,000 in one or more advances (the "Loan"), subject to the satisfaction of certain conditions set forth in the Loan Agreement. The Loan will revolve and, provided applicable conditions are satisfied, repaid principal may be reborrowed until the maturity of the Loan. The Loan will be available to support the working capital needs of the Company and to make payments due under the Bankruptcy Plan. Outstanding principal on the Loan will bear interest at the rate of 10% per annum, and principal and interest shall be due and payable in full on December 31, 1997. In addition, principal repayments will be made on a monthly basis in an amount equal to 50% of the proceeds from the exercise of warrants, if any, issued to holders of common stock in the Company's predecessor as part of the Bankruptcy Plan during the preceding month. The Loan will be secured by the granting of a security interest in all of the assets of the Company, which security interest will be effective at all times that the balance of the Loan exceeds $500,000.

Upon execution of the Loan Agreement, the Lenders will be granted options
(the "Initial Options"), as additional compensation for providing the Loan, to purchase 100,000 shares of Common Stock, in the aggregate, at a price equal to 60% of the average daily closing prices of the Common Stock for the first five business days beginning February 3, 1997. The Lenders will be issued additional options (the "Additional Options") to acquire 75,000 shares of Common Stock, in the aggregate, the first time that the average outstanding principal balance of the Loan equals or exceeds $500,000, $1,000,000, $1,500,000 and $2,000,000 during any calendar month (as a result, the maximum number of shares of Common Stock subject to the Additional Options is 300,000). The exercise price of the Additional Options will be equal to 60% of the closing price on the last trading day of the calendar month in which the average outstanding principal balance of the Loan equals or exceeds $500,000, $1,000,000, $1,500,000, or $2,000,000, as the case may be.

The Lenders will also have the right to convert the Loan in Common Stock within thirty days after the maturity date of the Loan. The number of shares that the Lender can acquire will be determined by applying the outstanding Loan balance at the maturity date of the Loan, plus any unpaid interest and attorney's fees incurred in connection with the Loan, to a conversion rate that will be the lesser of (a) the average of the daily closing prices of the Common Stock for the five business days prior to each advance on the Loan or (b) the average of the daily closing prices of the Common Stock for the five business days after the maturity date of the Loan.


Results of Operations

The following discussion of the results of operations for the three-months and six-months ended December 31, 1996, as compared to the three-months and six-months ended December 31, 1995 and financial condition of the Company as of December 31, 1996, as compared to the fiscal year ended June 30, 1996, should be read in conjunction with the financial statements and related notes appearing under Part I. - Item 1.

Net revenues for the three-months and six-months ended December 31, 1996 decreased, by 17.1% and 57.6%, respectively, as compared to the corresponding periods of fiscal 1996. Clinic services for the three-month and six-month periods ended December 31, 1996 as compared to the comparable periods of the prior fiscal year decreased approximately 98.4% and 96.3%, respectively, due to the sale or closure of all but one of the Company's centers. The decrease in clinic revenues was partially offset by an increase in sales and related service revenues, consisting primarily of the sale of ERGOS(r) systems, of 214.6% and 14.1% for the three-months and six-months ended December 31, 1996, respectively.

Cost of sales decreased for the three-month and six-month periods ended December 31, 1996 from the comparable periods of the prior fiscal year primarily due to the closure and sale of the Company's centers during the second half of fiscal 1996.

Selling, general and administrative expenses ("SG&A") decreased approximately 54.2% and 55.4% during the three-month and six-month periods ended December 31, 1996 compared to the comparable periods of fiscal 1996. Decreased SG&A costs resulted from a cost reduction program implemented during the last five months of fiscal 1996. Decreased SG&A costs were primarily salaries, legal, consulting and professional fees.

The nature of settlement with investors of $185,000, loss from unusual transactions and activities of $128,000, additional bad debts of $1,014,000 and investment losses of $922,000 for the six-months ended December 31, 1995 are discussed in the Company's Form 10-K and accompanying consolidated financial statements for the year ended June 30, 1996.

Reorganization items are directly related to the Company's bankruptcy proceedings.

Cash decreased $82,000 from approximately $189,000 at June 30, 1996 to approximately $107,000 at December 31, 1996. Net cash used during the six-month period included approximately $1,238,000 in operating activities, $968,000 for repayment of debt and $50,000 for the purchase of property, plant and equipment. The principal source of cash was additional borrowings of $971,000 and the sale of centers and real property totaling approximately $1,203,000.

Net property, plant and equipment decreased approximately $1,623,000 from June 30, 1996 to $2,115,000 at December 31, 1996 primarily due to the sale of property.

Accounts payable and accrued expenses increased approximately $979,000 from June 30, 1996 to $1,572,000 at December 31, 1996 primarily as a result of unpaid fees to professionals in connection with the bankruptcy proceedings and unpaid fees to the TEAM for New Management.

Notes payable increased from $115,000 at June 30, 1996 to $1,071,000 at December 31, 1996 as a result of additional borrowings from Recovery Lender ($400,000), Allsup ($500,000) and from TEAM for New Management ($71,000).

Liquidity and Capital Resources

The Company has continued to sustain losses and as of December 31, 1996, had a working capital deficit of approximately $1,160,000. As discussed in more detail in the Company's Form 8-K dated January 30, 1997, the Company will have substantial current and future obligations under the Bankruptcy Plan. Moreover, the Company does not believe that it will be able to generate sufficient revenues from operations to meet its working capital needs.
As discussed above, in order to meet its obligations under the Bankruptcy
Plan and to fund working capital needs, the Company has entered into the Loan Agreement. Additional funds may become available to the Company from the exercise of warrants issued to the holders of common stock in the Company's predecessor. The Bankruptcy Plan provides that a maximum of 2,700,000 of such warrants may be exercised at an exercise price of $2.50 per share. There can be no assurance, however, that any of such warrants will be exercised. The Company believes that it will be able to meet its obligations under the Bankruptcy Plan and working capital needs during the fiscal quarter ended
June 30, 1997 even if none of such warrants are exercised.

Factors That May Affect Future Results

Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. While the company believes that such forward looking statements are accurate as of the date hereof, the actual results and conditions could differ materially from the statements contained herein. There can be no assurance that the Company will be able to generate sufficient sales of its products to meet its working capital needs in the future or to repay the Loan when it matures on December 31, 1997. The failure to repay the Loan could result in the foreclosure of the Lender's security interest in all of the assets of the Company.

The Company is emerging from bankruptcy and will have to overcome the stigma of having been through reorganization as well as the potential lingering negative impact of the controversies created by the mismanagement and misfeasance of certain members of prior senior management.

The Company will also be subject to risks and uncertainties resulting from changes in technology, competition, and increased regulation of the health care industry.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 29, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the Company's filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings against the Company. All creditor actions to obtain possession of property from the Company or to create, perfect or enforce any lien against the property of the Company are also enjoined. As a result, the creditors of the Company are precluded from collecting prepetition debts without the approval of the Bankruptcy Court. Since the bankruptcy filing, numerous claims have been filed with the Bankruptcy Court seeking payment or compensation.

The reorganization process is expected to result in the cancellation and/or restructuring of substantial obligations of the Company. Under the Bankruptcy Code, the Company's prepetition liabilities are subject to settlement under a plan of reorganization. The Bankruptcy Code also requires that all administrative claims be paid on the effective date of a plan of reorganization unless the respective claimants agree to different treatment. There are differences between the amounts at which claims liabilities are recorded in the financial statements and the amounts claimed by the Company's creditors and such differences are material. Significant litigation may be required in the Bankruptcy Court to resolve any disputes.

Claims by the Company against third parties are also subject to adjudication by the Bankruptcy Court. The Bankruptcy Court also has jurisdiction to cancel or modify executory agreements such as leases, licenses, etc. Substantial claims existed at the time of the bankruptcy filing or have been made since that time.

See Note 27 to Consolidated Financial Statements for the year ended June 30, 1996 for a description of significant claims and legal contingencies involving the Company. It is anticipated that such claims and contingencies will be resolved by the Bankruptcy Court.

The Company, its former directors and certain of its former officers were named as defendants in various shareholder class action lawsuits filed in the United States District Court for the District of Arizona and one shareholder derivative suit filed in state court in Colorado subsequent to an August 9, 1995 Wall Street Journal article about the Company. The Colorado state court lawsuit names the Company as a nominal party and requests no relief against the Company. The Arizona lawsuits have been consolidated into one class action proceeding. The lawsuits generally allege that the defendants have misstated or omitted to state certain material facts in press releases, filings with the Securities and Exchange Commission, and other statements by the defendants.
The consolidated class action suit additionally alleges violations of generally accepted accounting principles and alleges various "sham" transactions. The complaints generally request compensatory damages, injunctive relief, interest, costs and expenses, punitive damages, and such other relief as the court may deem just and proper. Answers to the complaints have been filed with the courts. The Plan provides for the issuance of 1,500,000 shares of New Common Stock in settlement of these lawsuits (as they relate to the Company).

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

Item 6.  Exhibits and Reports on Form 8-K




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
Date: January 31, 1997


/s/ Robert D. Judson, Jr.
Robert D. Judson, Jr., Acting Chief Financial Officer (Principal Financial and
                       Accounting	Officer)
Date: January 31, 1997