Form 10-Q/A
period 1996-12-31
WORK RECOVERY INC
filed 1997-03-18
CIK 841712

FORM 10-Q/A

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

Commission file number 01-18695

                              	WORK RECOVERY, INC
              	(Exact name of registrant as specified in its charter)

         	Delaware	*                            						86-0848910 *
(State or other jurisdiction of	                  (I.R.S. Employer
incorporation or organization)	                   Identification No.)


2341 South Friebus Avenue, Suite 14, Tucson, Arizona	     	85713
	(Address of principal executive offices)	               (Zip Code)

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

* Note: As part of the bankruptcy reorganization plan, the Registrant's corporate domicile was moved on February 1, 1997 from Colorado to Delaware. The IRS Employer Identification Number of the Colorado corporation is 68-0165800.

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X   No___.

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has only one class of common stock outstanding. The Company estimates that, on February 1, 1997, the Effective Date of the Plan of Reorganization, there are approximately 17,675,234 shares of New Common Stock issued or reserved for issuance pursuant to the Amended Plan.

Before the Effective Date of the Plan of Reorganization, the Registrant had only one class of common stock outstanding of which approximately 45,918,623 shares were outstanding as of January 31, 1997.

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   1.11  Order Confirming Plan of Reorganization

     10.34  Loan Agreement dated January 30, 1997 between the Company, Allsup,
            Inc. and 	Quest Trading, Inc.

     27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WORK RECOVERY, INC.

                               (Registrant)



/s/ Dorcas R. Hardy
Dorcas R. Hardy, Chief Executive Officer (Principal Executive Officer)
Date: March 14, 1997


/s/ Jerald L. Fenstermaker
Jerald L. Fenstermaker, Acting Chief Financial Officer (Principal Financial and
                        Accounting	Officer)
Date: March 13, 1997