Form 10-Q
period 1997-03-31
WORK RECOVERY INC
filed 1997-05-20
CIK 841712

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark one)
[X] 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the quarter ended March 31, 1997

                                OR

[  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 01-18695

                        	WORK RECOVERY, INC
         	(Exact name of registrant as specified in its charter)

	Delaware *	                                          		86-0848910*
(State or other jurisdiction of                     	(I.R.S. Employer
incorporation or organization)                      	Identification No.)


2341 South Friebus Avenue, Suite 14, Tucson, Arizona		        85713
	(Address of principal executive offices)	                 (Zip Code)

               		(520) 322-6634
Registrant's telephone number, including area code

                         	Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes		X	 	No

 * Note:  As part of the bankruptcy reorganization plan, the Registrant's
corporate	domicile was move on February 1, 1997 from Colorado to Delaware.
The IRS Employer	Identification Number of the Colorado corporation is
68-0165800.

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.    Yes  X    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has only one class of common stock outstanding. The Company estimates that on May 19, 1997, there are approximately 14,717,234 shares of New Common Stock issued or reserved for issuance pursuant to the Amended Plan of Reorganization.

Before the Effective date of the Plan of Reorganization, February 1, 1997, the Registrant had only one class of common stock outstanding, of which approximately 45,918,623 shares were outstanding as of January 31, 1997.

                                  FORM 10-Q
                              WORK RECOVERY, INC.
                       For the Quarter ended March 31, 1997

                                     INDEX


Part I.  Financial Information:

	Item 1. Financial Statements:

	Consolidated Balance Sheets at March 31, 1997 (Successor Company)
	and June 30, 1996 (Predecessor Company)....................................1

	Consolidated Statements of Operations for the two-months ended
	March 31, 1997 (Successor Company), one-month ended January 31, 1997,
	three-months ended March 31, 1996, seven-months ended January 31, 1997
	and nine-months ended March 31, 1996 (Predecessor Company)...............2-3

	Consolidated Condensed Statements of Cash Flows for the two-months
	ended March 31, 1997 (Successor Company), seven-months ended January
	31, 1997 and nine-months ended March 31, 1996 (Predecessor Company)........4

	Notes to Consolidated Financial Statements.................................5

	Item 2.  Management's Discussion and Analysis of Financial Condition
        		Results of Operations............................................10

Part II.  Other Information:

	Item 1.  Legal Proceedings................................................14

	Item 2.  Changes in Securities............................................14

	Item 6.  Exhibits and Reports on Form 8-K.................................15

Signatures.................................................................16

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               WORK RECOVERY, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                				Successor		 Predecessor
                                                 				Company     	Company
                                                 				March 31, 		 June 30,
                                                   				1997	      		1996
                                                    ----------   ----------
                              		ASSETS             	(unaudited)
Current Assets:
	Cash and Cash Equivalents                        		$		  1,622  	$	     189
	Receivables, including Related Party, net				             195       			318
	Inventories				                                          	679	        	813
	Prepaid Expenses and Other Assets				                    	219		       	183
                                                    ----------   ----------
	Total Current Assets		                                 	2,715		     	1,503

Property, Plant and Equipment, net	                    		1,958	     		3,738
Intangible Assets		                                     39,830	       		123
Other Assets			                                            433	       		185
                                                    ----------   ----------
	Total Assets                                     	 $  	44,936	 	$   	5,549
                                                    ==========   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
	Accounts Payable	                                  	$  	2,301  		$    	495
	Accrued Expenses                                     			2,094        			98
	Notes Payable, including Related Parties			             1,956	       		115
                                                     ---------    ---------
	Total Current Liabilities			                            6,351		       	708

Long-Term Debt	                                        		1,372
Liabilities Subject to Compromise		      	                         		11,081
                                                     ---------    ---------
	Total Liabilities		                                    	7,723    			11,789

Commitments and Contingent Liabilities

Shareholders' Equity (Deficit):
	New Common Stock, $.01 par value:
	Authorized 48,000,000 shares, issued and
	outstanding 14,714,593 shares	                        				147
	New Preferred Stock, $.01 par value, 2,000,000
	shares authorized, no shares issued and outstanding
	Old Common Stock			    	                                              	184
	Additional Paid-in Capital		                          	38,507	    		57,311
	Old Preferred Stock		                                          						1,318
	Accumulated Deficit	                                 		(1,441)  			(65,053)
                                                       --------    ---------
	Total Shareholders' Equity (Deficit)	                		37,213		    	(6,240)
                                                       -------     ---------
	Total Liabilities and Shareholders' Equity (Deficit)  $44,936	  	$  	5,549
                                                       =======     ========

                     See notes to Consolidated Financial Information

                             WORK RECOVERY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (unaudited)


                                      		Successor Company	         Predecessor Company
                                        -----------------   ---------------------------------------
                                        	Two-Months Ended  	One-Month Ended 		 Three-Months Ended
                                          March 31, 1997 	   February 1, 1997	   March 31, 1996
                                          --------------     ----------------    --------------
Net Revenues:
	Sales and Related Services                 	$      	94       	$         	28		  $          	555
	Clinic Services	                                    	9	                  	2              		993
                                             ----------         ------------     --------------
	Total Net Revenues                                	103		                 30	            	1,548
Cost of Sales	                                     	133		                269		          		2,054
                                             ----------         ------------     --------------
Gross Profit (Loss)		                               (30)              		(239)		          		(506)
Expenses:
	Selling, General and Administrative	               707		              5,798		            1,535
	Amortization of Excess Reorganization
   Value	                                           675
	Impairment Losses							                                                                 		707
                                             ----------         ------------     --------------
Loss From Operations		                           (1,412)            		(6,037)		    	     (2,748)
                                             ----------         ------------     --------------

Other Income (Expense):
 Interest Expense	                                  (33)               		(25)		          			(73)
	Interest Income	                                     4			                                				3
	Miscellaneous Expense		                                               	(160)					          (14)
                                             ----------         ------------     --------------
	Net Other Expense	                                	(29)              		(185)		          			(84)
                                             ----------         ------------     --------------

Loss From Operations Before Reorganization
   Items, Income Taxes and Extraordinary
	  Gain on Debt Discharge                      		(1,441)	            	(6,222)         			(2,832)
Reorganization Items			                                              (16,134)
Loss Before Income Taxes and Extraordinary
                                             ----------          -----------     --------------
	  Gain on Debt Discharge	                      	(1,441)           		(22,356)           	(2,832)
Income Taxes
Net Loss Before Extraordinary Gain
	on Debt Discharge                           ----------          -----------     --------------
		                                              (1,441)	            	(22,356)         			(2,832)
Extraordinary Gain on Debt Discharge		                               	16,819
                                             ----------          -----------     --------------

Net Loss                                   	$  	(1,441)         $    	(5,537)  		$	      (2,832)
                                             ==========          ===========      ==============

Loss per Common Share	                      $    	(.10)
                                            ===========

                       See Notes to Consolidated Financial Information


                           WORK RECOVERY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except per share data)
                              (unaudited)

                                  		Successor Company	            Predecessor Company
                                    -----------------   ---------------------------------------
                                  			Two-Months Ended   Seven-Months Ended	  	Nine-Months Ended
	                                     March 31, 1997 	   February 1, 1997	      March 31, 1996
Net Revenues:
	Sales and Related Services          	$         	94     	$         	1,252		    $	        1,258
	Clinic Services	                                	9	                  	76              		3,350
                                       ------------       ---------------       --------------
	Total Net Revenues                            	103		               1,328	              	4,608
Cost of Sales		                                 133	               	1,030	            			7,170
                                       ------------       ---------------       --------------
Gross Profit (Loss)                           	(30)                 		298		           		(2,562)
Expenses:
	Selling, General and Administrative	          707	                	7,726                5,862
 Amortization of Excess Reorganization
  Value                                       	675
	Settlement with Investors				                                                          			185
 Loss from Unusual Transactions
  and Activities		                                                					                    128
	Additional Bad Debts							                                                             1,014
	Impairment Losses						                                                                			707
                                       -----------        ---------------       --------------
Loss From Operations	                      	(1,412)	             	(7,428)          				(10,458)
                                       -----------        ---------------       --------------

Other Income (Expense):
	Interest Expense                             	(33)	               	(196)            					(250)
	Investment Losses							                                                                 (922)
	Interest Income	                                4                    	3		              			266
	Miscellaneous Expense			                                          	(236)
                                       -----------         -------------        --------------
	Net Other Expense	                           	(29)               		(429)	            				(906)

Loss From Operations Before
 Reorganization Items, Income Taxes
 and Extraordinary	Gain on Debt
 Discharge                                		(1,441)             		(7,857)           			(11,364)
Reorganization Items	                                           	(22,927)
                                       -----------         -------------        ---------------
Loss Before Income Taxes and
 Extraordinary	Gain on Debt Discharge     		(1,441)            		(30,784)            		(11,364)
Income Taxes
                                       -----------         -------------        ---------------
Net Loss Before Extraordinary Gain
	on Debt Discharge	                        	(1,441)	            	(30,784)            		(11,364)
Extraordinary Gain on Debt Discharge		                           	16,819
                                       -----------         -------------        ---------------
Net Loss	                             $    	(1,441)       	$    	(13,965)	     	$     	(11,364)
                                       ===========         =============        ===============

Loss per Common Share                	$      	(.10)
                                       ===========

                           See Notes to Consolidated Financial Information

                                WORK RECOVERY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                               	Successor Company	       	Predecessor Company
                                                -----------------  --------------------------------------
		                                              Two-Months Ended  	Seven-Months Ended  	Nine-Months Ended
                                              			March 31, 1997			   February 1, 1997			 March 31, 1996
                                                ----------------   ------------------   -----------------
Net Cash Used in Operating Activities         	  $	  (1,596)         	$   	(1,396)      	$	  (5,909)
                                                 -----------          ------------       -----------
Cash Flows from Investing Activities:
	Investment in Unconsolidated Affiliates		                                                 				(567)
	(Purchases)Sales of Clinical Centers, Property,
	  Plant and Equipment In-Service	                    	(119)              		1,217            		(328)
	Loans to officers and Former Officers					                                                   	(384)
                                                 ------------          -----------       -----------
Net Cash (Used in)Provided by Investing
 Activities	                                          	(119)	              	1,217	          	(1,279)

Cash Flows from Financing Activities:
	Proceeds from Issuance of Common Stock		             1,816	                                 			924
	Net Repayments on Short-Term Debt                   		(144)            	    	(73)		           (162)
	Proceeds from Notes Payable                         	1,800	               	1,057	             	325
	Proceeds from Issuance of Long-Term Debt			                                                 			425
	Repayment of Long-Term Debt	                         	(133)               		(968)           		(625)
	Dividends Paid	                                       	(14)                		(14)
                                                ------------           -----------      ------------
Net Cash Provided by Financing Activities	            	3,325                  		2	             	887
                                                ------------           -----------      ------------
Net Increase (Decrease) in Cash                      		1,610               		(177)		         (6,301)
Cash at Beginning of Period                             		12	                	189           		6,554
                                                ------------           -----------      ------------
Cash at End of Period	                         $      	1,622          	$      	12	      $      	253
                                                ============           ===========      ============


                 See Notes to Consolidated Financial Information

1.  Basis of Accounting

The accompanying unaudited consolidated financial statements of Work Recovery, Inc. ("WRI") and its wholly-owned subsidiary, Work Recovery Centers, Inc. ("WRCI") (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the conolidated financial statements include all adjustments which, except for fresh-start adjustments (see Note 3), consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim period. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

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


2.  Reorganization

On May 29, 1996, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court").

The creditors and equity holders approved the Company's Plan of Reorganization ("the Plan") and on December 4, 1996 the Bankruptcy Court issued its order confirming the Plan. On February 1, 1997 (the "Effective Date"), the Company adopted a restated certificate of incorporation, the principal effects of which were to authorize 48,000,000 shares of new common stock ("New Common Stock") of which 14,714,593 shares were issued under the Plan as follows:

* Holders of existing shares of Common Stock ("Old Common Stock") received approximately 4.6 million shares of New Common Stock at the exchange rate of one share of New Common Stock for every 10 shares of Old Common Stock. In addition, the holders of Old Common Stock received warrants ("the Warrants") for the purchase of New Common Stock at a share price of $2.50. One Warrant was issued for every ten shares of Old Common Stock held by the shareholder. The Warrants will expire either 180 days after the Effective Date or the date upon which 2,700,000 shares of New Common Stock have been purchased pursuant to the exercise of the Warrants. As of March 31, 1997 and May 15, 1997 the number of Warrants exercised totaled 326,164 and 327,805, respectively.

* Allsup Inc. received a total of 2.6 million shares of New Common Stock, 1.3 million upon converting its prepetition and postpetition loans to equity ($1,000,000 in total) and 1.3 million upon payment to the Company of $1,000,000 in cash.

* The TEAM for New Management, Board of Directors, and key employees received
2.5 million shares of New Common Stock.

* Recovery Lender received 1.3 million in shares of New Common Stock after electing to convert its various loans with the Company to equity.

* Holders of Series B and Series C preferred stock ("Preferred Stock") received
0.1 million shares of New Common Stock at the exchange rate of one share of New Common Stock for every 10 shares of Old Common Stock to which their Preferred Stock could have been converted. The holders of Preferred Stock also received cash equal to 20% of accrued dividends. The Company is still in the process of completing all of the Preferred Stock exchanges and dividend payments.

* A reserve of 1.5 million shares of New Common Stock was made for the filers of securities fraud claims. The Company has not yet issued any shares from this reserve.

* Approximately 1.8 million in remaining shares of New Common Stock were issued in settlement of various claims against the Company. The Company is still in the process of issuing new shares in settlement of these claims.

The Plan also provided for the holders of old employee stock options to receive one new option for each 10 options previously held. New options issued to existing holders plus new options issued to all employees on the Effective
Date totaled 211,805 shares. The options were split into two categories, standard shares and performance shares. The exercise price for standard options and performance options are $2.25 and $2.70 (120% of $2.25) per share, respectively. All options are scheduled to vest in equal amounts over a three year period with the first one-third vesting February 1, 1998.

All administrative claims submitted to the Court were approved and have been accounted for in the accompanying financial statements.

See the Company's Disclosure Statement and Amended Joint Plan of Reorganization dated October 4, 1996, and the modification of the Plan dated November 25, 1996 for more detailed information of the Plan.

<PAGE 7>

3.  Fresh-Start Reporting

As of the Effective Date, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of the Plan effective February 1, 1997. In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its retained earnings at the Effective Date. The reorganization value of the company was determined on the basis of discounted cash flows of the new entity for a period of ten years. The total reorgaization value as of the Effective Date was $36,765,000 which was approximately $40,350,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess, and other eliminations related to the plan, is included in Intangible Assets in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a ten-year period.

The components of reorganization items included in the accompanying financial statements are as follows (in thousands):

Fresh-Start Reporting:
	Establish Reorganization Value (new Common Stock) 	                	$36,765
	Eliminate Old Common Stock	                                        	(57,495)
	Eliminate Retained Deficit		                                         79,018
	Debt Converted to Common Stock		                                     (2,053)
	Preferred Stock converted to Common Stock	                          	(1,318)
	Claims Settled with Issuance of Common Stock	                       	(9,445)
	Common Stock Issued to management and key employees                 	(5,138)
	Eliminate Existing Organization Costs                                  		16
		                                 	                                   ______
	          Excess Reorganization Value                              		$40,350
                                                                       ------
Reorganization Items directly related to bankruptcy proceedings:
	Allowed Claims		                                                     $22,061
	Legal Fees		                                                             616
	Other Professional Fees                                                		209
	Other	                                                                   	41
		                                 	                                  _______
	          Total Reorganization Items	                               	$22,927
                                                                      -------

Gain recognized on debt discharge:
	Elimination of Bankruptcy Claims and Related Claims                 	$38,937
	Issuance of New Common Stock	                                       	(17,748)
	Re-classification of Current Liabilities	                            	(3,180)
	Re-classification of Long Term Debt                                 		(1,190)
			                                                                    ______
	          Gain on Debt Discharge	                                   	$16,819
                                                                       ------

4.  Inventories

Inventories consist of the following:          		March 31, 1997		June 30, 1996
                                                 --------------  -------------
Raw Materials                                     	$  	443,000	   $  	631,000
Finished Goods	                                        173,000	       121,000
Work-in-Progress	                                      153,000       	197,000
Reserve for Excess and Obsolete Inventory		            (90,000)    		(136,000)
                                                     ---------     ----------
	                                                  $  	679,000   	$  	813,000
                                                     =========     ==========

5.	Funding Agreements

In July, 1996 the Bankruptcy Court issued an order authorizing a loan agreement the Company entered into in May, 1996 with Recovery Lender, L.L.C., an Arizona limited liability company ("Recovery Lender"), for funding up to $5,000,000, $900,000 of which had been funded as of March 31, 1997. See Liquidity and Capital Resources.

In October, 1996 the Company entered into an investment agreement with Allsup, Inc. an Illinois company ("Allsup"), to provide additional financing for operations and for funding of the Plan. Pursuant to this agreement, which was approved by the Bankruptcy Court in November 1996, the Company and Allsup executed a loan agreement pursuant to which Allsup advanced $500,000 to the Company as a loan on terms similar to that of Recovery Lender. On the Effective
Date, Allsup acquired New Common Stock for $1,000,000 and converted both its prepetition and postpetition advances (totaling $500,000 and $500,000, respectively) to New Common Stock. As a result, Allsup now owns 18% of the outstanding New Common Stock of the Company and warrants to acquire additional shares of New Common Shares. See Note 7 and Liquidity and Capital Resources.


6.	Loan Agreements

In January, 1997, the Company entered into a Loan Agreement with Allsup and
Quest Trading, Inc. (collectively, "the Lenders") pursuant to which the Lenders have agreed to loan the Company up to $2,000,000 in one or more advances (the
"Loan"), subject to the satisfaction of certain conditions set forth in the Loan Agreement. On March 25, 1997, the Company borrowed $1,800,000 of the
Loan which is included in Notes Payable in the accompanying balance sheet.
The Loan will revolve and, provided applicable conditions are satisfied, repaid principal may be reborrowed until the maturity of the Loan, December
31, 1997. The Loan is being used to support the working capital needs of the Company and to make payments due under the Plan.

On February 3, 1997, pursuant to the Loan Agreement, the Lenders were granted
100,000 options to purchase shares of New Common Stock of the Company at an exercise price of $1.56 per share.

On April 30, 1997, pursuant to the Loan Agreement, the Lenders were granted
225,000 options to purchase shares of New Common Stock of the Company at an exercise price of $0.42 per share. The options will expire twelve months from date of delivery to the Lenders.


7.  Earnings Per Share

Earnings per share for the two-months ended March 31, 1997 have been calculated on the basis of 14,714,593 shares outstanding. Common stock equivalents, including warrants and stock options, are excluded from the computation because their inclusion would be anti-dilutive. Earnings (loss) per common and common equivalent share data is not meaningful for periods prior to February 1, 1997 due to the significant change in the capital structure of the Company.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of	Operations

The Company's Ability to Continue as a Going Concern

The Company has suffered recurring losses from operations and there is substantial doubt about its ability to continue as a going concern without infusion of additional capital. The Company emerged from bankruptcy on February 1, 1997 (the "Effective Date") pursuant to the Debtors' Restated
Amended Joint Plan of Reorganization dated November 25, 1996 (the "Plan"). On the Effective Date, the Company had and continues to have substantial obligations to certain bankruptcy creditors and others. The Company continues to experience slow sales of ERGOS, its only product, and as a result will need additional capital to continue as a going concern the source of which is unknown at this time. See Liquidity and Capital Resources.

General

As discussed in Note 3 to the accompanying Consolidated Financial Statements, the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets and liabilities, and to its shareholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". For purposes of the discussion of Results of Operations for the three-months and nine-months ended March 31, 1997, the results of the Predecessor Company and Successor Company have been combined.


Results of Operations

The following table sets forth certain statements of operations data reflecting the combinations discussed above :



                                      		Three-Months Ended		 Nine-Months Ended
                                        ------------------  ------------------
                                           		March 31,         		March 31,
		                                      	1997	     		1996			  1997    			1996
                                        --------   -------   --------  -------
Net Revenues                           	$   	133  	$	1,548  	$	1,431	  $	4,608
Cost of Sales		                              402	    2,054	    1,163	    7,170
Gross Profit (Loss)		                       (269)    	(506)     	268   	(2,562)
Selling, General and Administrative      		6,505	   	1,535	   	8,433	   	5,862
Amortization of Excess
 Reorganization Value                      		675             				675
Settlement with Investors						                                          		185
Loss from Unusual Transactions
 and Activities                                                    								128
Additional Bad Debts				                                             				1,014
Impairment Losses				                                  707	              		707
Interest Expense		                           (58)     	(73)    	(229)    	(250)
Investment Losses					                                                    (922)
Interest Income                              		4        	3        	7      	266
Miscellaneous Expense	                     	(160)     	(14)    	(236)
Reorganization Items	                    (16,134)            (22,927)
Extraordinary Gain
 on Debt Discharge                      		16,819         		   16,819
Net Loss	                                	(6,978)  	(2,832) 	(15,406)		(11,364)


The following discussion of the results of operations for the three-months and nine-months ended March 31, 1997, as compared to the three-months and nine-months ended March 31, 1996 and financial condition of the Company as of March 31, 1997, as compared to the fiscal year ended June 30, 1996, should be read in conjunction with the financial statements and related notes appearing under Part
I. - Item 1.

Net revenues for the three-months and nine-months ended March 31, 1997 decreased, by 91.4% and 68.9%, respectively, as compared to the corresponding periods of fiscal 1996. The Company is experiencing slower than expected sales of its ERGOS Systems and did not record any system sales during the quarter ended March 31, 1997. Clinic services for the three-month and nine-month periods ended March 31, 1997 as compared to the comparable periods of the prior fiscal year decreased approximately 98.9% and 97.5%, respectively, due to the sale or closure of all but one of the Company's centers. Cost of sales decreased for the three-month and nine-month periods ended March 31, 1997 from the comparable periods of the prior fiscal year primarily due to the closure and sale of the Company's centers during the second half of fiscal 1996 and the decrease in sales of ERGOS Systems.

Selling, general and administrative expenses ("SG&A") increased approximately 323.8% and 43.9% during the three-month and nine-month periods ended March 31, 1997 compared to the comparable periods of fiscal 1996. Increased SG&A costs resulted primarily from equity issued to the Team for New Management and key employees in accordance with the Plan. A total of 2,300,000 common shares were issued to members of the Team and key employees for an average discounted price of $2.09 per share.

The excess reorganization value is being amortized over ten years.

The nature of settlement with investors of $185,000, loss from unusual transactions and activities of $128,000, additional bad debts of $1,014,000, impairment losses of $707,000 and investment losses of $922,000 for the nine-months ended March 31, 1996 are discussed in the Company's Form 10-K and accompanying consolidated financial statements for the year ended June 30, 1996.

Reorganization items are directly related to the Company's bankruptcy proceedings (see Note 3 of the accompanying consolidated financial statements).

In connection with the emergence from bankruptcy, the Company recognized an extraordinary gain of approximately $16,819,000 related to the discharge of debt (see Note 3 of the accompanying financial statements).

Cash increased $1,433,000 from approximately $189,000 at June 30, 1996 to approximately $1,622,000 at March 31, 1997. Net cash used during the nine-month period included approximately $2,992,000 in operating activities, $1,318,000 for repayment of debt and $193,000 for the purchase of property, plant and equipment. The principal source of cash was additional borrowings of $2,857,000, issuance of common shares of $1,816,000 and the sale of centers and real property totaling approximately $1,291,000.

Net property, plant and equipment decreased approximately $1,780,000 from June 30, 1996 to $1,958,000 at March 31, 1997 primarily due to the sale of property.

The total reorganization value of the Company as of the Effective Date was $36,765,000 which was approximately $40,350,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess, and other eliminations related to the plan, is included in Intangible Assets in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over a ten-year period (see Note 3 of the accompanying consolidated financial statements).

Accounts payable and accrued expenses increased approximately $3,802,000 from June 30, 1996 to $4,395,000 at March 31, 1997 primarily as a result of reclassification of items from liabilities subject to compromise and an increase in unpaid fees to professionals in connection with the bankruptcy proceedings.

Notes payable increased from $115,000 at June 30, 1996 to $1,956,000 at March 31, 1997 as a result of additional borrowings.

In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its accumulated deficit as of the Effective Date.

Liquidity and Capital Resources

The Company has continued to sustain losses and as of March 31, 1997, had a working capital deficit of approximately $3,636,000. Moreover, it is unlikely the Company will be able to generate sufficient revenues from operations to meet its working capital needs without a substantial increase in sales volume of ERGOS Systems, its sole product. Pursuant to the Plan, the Company is obligated to pay a total of $1.3 million in cash to its creditors during the quarter ending June 30, 1997. The projected source of such payments is expected to be the proceeds from the Loan described in Note 6 of the accompanying consolidated financial statements and as described below.

Subsequent to emerging from bankruptcy the Company received proceeds of $1,000,000 from the sale of Common Stock to Allsup, Inc. ("Allsup"), $814,000 from the exercise of Warrants and $1,800,000 from the Loan from Quest and Allsup ("the Lenders") described in Note 6.

It is unlikely the Company will be able to borrow additional funds or will receive additional funds from the exercise of Warrants issued to the holders of Common Stock in the Predecessor Company. However, the Company believes that it has sufficient cash on hand to meet its obligations under the Plan and working capital needs during the fiscal quarter ended June 30, 1997.
The Company is seeking appropriate strategic alliances with other companies for enhanced sales and marketing opportunities that will increase ERGOS sales and other solutions to its working capital needs. The Company is also considering overhead reduction measures that will reduce operating expenses. There can be no assurance, however, that the Company will be successful in obtaining additional working capital to continue as a going concern.

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

There can be no assurance that the Company will be able to generate sufficient sales of its product to meet its working capital needs in the future or to repay the Loan from the Lenders described in Note 6 in the accompanying consolidated financial statements. Moreover, the Lenders contend that the Company is in default of the Loan because it has failed to retain a sales manager within an arbitrary period established by the Lenders (which the Company believes is unreasonable) pursuant to the Loan Agreement. The Company does not believe that it is in default and is diligently attempting to retain a sales manager that is acceptable to the Lenders. Should the Lenders accelerate the due date of the Loan, the Company would not have sufficient capital available to repay the Loan and meet its obligations under the Plan.

The Company will have to overcome the stigma of having been through reorganization as well as the potential lingering negative impact of the controversies created by the mismanagement and misfeasance of certain members of prior senior management.

The Company will also be subject to risks and uncertainties resulting from changes in technology, competition, and increased regulation of the health care industry.


                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 29, 1996, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Arizona to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Code. Effective February 1, 1997, the Company emerged from Chapter 11.

The reorganization process resulted in the cancellation and/or restructuring of substantial obligations of the Company. The Company recorded an extraordinary gain of approximately $16,819,000 related to the discharge of debt. The provision for settlement of disputed claims represents management's estimate of the net amount required to cover all outstanding disputed claims included in liabilities subject to settlement based on current facts and circumstances.


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


Item 2.  Changes in Securities

As discussed in Note 6 of the accompanying consolidated financial statements, options to purchase an aggregate of 325,000 shares of Common Stock were granted to the Lenders of the Loan ("Lender Options"). The Lender Options have an exercise price of $1.56 per share on the first 100,000 options and $0.42 per share on the remaining 225,000 options. These options expire one year from the date of grant.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibit  27    Financial Data Schedule


 (b)  Reports on Form 8-K

      A Report on Form 8-K, dated January 30, 1997, was filed by the Registrant, which reported under Item 3 and Item 7 the Effective Date, February 1, 1997, for emergence from bankruptcy, material features of the Amended
      Plan and information concerning the capitalization, assets and liabilities of the reorganized company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORK RECOVERY, INC.

(Registrant)



/s/ DORCAS R. HARDY
Dorcas R. Hardy, Chief Executive Officer (Principal Executive Officer)
Date: May 20, 1997


/s/ EDWARD M. YOUNG
Edward M. Young, Chief Operating Officer and Chief Financial Officer (Principal
                 Financial and Accounting	Officer), Acting
Date: May 20, 1997