Form 10-K/A
period 1997-06-30
WORK RECOVERY INC
filed 1997-10-01
CIK 841712

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ____________ to ____________

Commission File No. 01-18695


                    					WORK RECOVERY, INC.
        	(Exact name of registrant as specified in its charter)

	Delaware			                           	86-0848910
(State or other jurisdiction of						(I.R.S. Employer)
incorporation or organization)						Identification No.


2341 South Friebus Avenue, Suite 14, Tucson, Arizona		85713
 	(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code:	(520) 322-6634

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to section 12(g) of the Act:

			Common Stock, $0.01 par value per share
	(Title of class)

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

Registrant's $.01 par value per share common stock is its sole class of voting stock. As of September 25, 1997, there were 14,722,830 shares of common stock outstanding, of which approximately 11,243,455 shares were held by non-affiliates of the registrant. The closing trading price of the common stock on that date was $.26 per share, as reported by National Quotation Bureau. Based upon this price, the market value of those shares of registrant's voting stock held by non-affiliates was approximately $2,923,000 as of September 25, 1997, although such stock is thinly traded and there can be no assurance that the trading price accurately reflects the value thereof.


            	APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                	PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X    No        Not Applicable

                 	APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Registrant has only one class of common stock outstanding, of which approximately 14,722,830 shares were outstanding as of September 25, 1996.

                  	DOCUMENTS INCORPORATED BY REFERENCE

Form 10-Q for the quarter ended March 31, 1997; and December 31, 1996, as amended.

Form 8-K dated January 30, 1997; and July 25, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WORK RECOVERY, INC.

                               (Registrant)



/s/ Dorcas R. Hardy
Dorcas R. Hardy, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: September 30, 1997