Form 10-K
period 1997-06-30
WORK RECOVERY INC
filed 1997-10-20
CIK 841712

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

                  	DOCUMENTS INCORPORATED BY REFERENCE

Form 10-Q for the quarter ended March 31, 1997; and December 31, 1996, as amended.

Form 8-K dated January 30, 1997; and July 25, 1997.

                               	PART I

Item 1.	Business

THIS ITEM SHOULD BE READ IN CONJUNCTION WITH ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE COMPANY'S PRESENT FINANCIAL CONDITION IS EXTREMELY SERIOUS AND ITS CASH RESOURCES ARE LIMITED. AS A RESULT OF LIMITED CASH RESOURCES, THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 1997 HAVE NOT BEEN AUDITED AT THIS TIME.

Bankruptcy and Reorganization Events

On May 29, 1996, Work Recovery, Inc., a Colorado corporation and its wholly-owned subsidiary Work Recovery Centers, Inc., an Arizona corporation ("Old WRI") filed voluntary petitions in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court") for protection from creditors ("Bankruptcy Filing") to reorganize under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The creditors and equity holders subsequently approved Old WRI's Plan of Reorganization ("the Plan") and on December 4, 1996 the Bankruptcy Court issued its order confirming the Plan.

On February 1, 1997 (the "Effective Date"), all of the assets of Old WRI were transferred to Work Recovery, Inc., a Delaware corporation, ("Work Recovery", "WRI" the "Company" or the "Registrant") and the Company assumed all liabilities of Old WRI as such liabilities were modified pursuant to the terms of the Plan. The Company's Certificate of Incorporation authorizes 48,000,000 shares of common stock ("New Common Stock") of which 14,388,429 shares were issued under the Plan as follows:

* Holders of Old WRI Common Stock ("Old Common Stock") received approximately
4.6 million shares of New Common Stock at the exchange rate of one share of New Common Stock for every 10 shares of Old Common Stock. In addition, the holders of Old Common Stock received warrants ("the Warrants") for the purchase of New Common Stock at a share price of $2.50. One Warrant was issued for every ten shares of Old Common Stock held by the shareholder. The unexercised Warrants expired 180 days after the Effective Date. The number of Warrants exercised totaled 334,401.

* Allsup Inc. received a total of 2.6 million shares of New Common Stock, 1.3 million upon converting its prepetition and postpetition loans to equity ($1,000,000 in total) and 1.3 million upon payment to the Company of $1,000,000 in cash.

* The Team for New Management, Board of Directors, and key employees received
2.5 million shares of New Common Stock.

* Recovery Lender, LLC received 1.3 million shares of New Common Stock after electing to convert its various loans with the Company to equity.

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

The Plan also provided for the holders of old employee stock options to receive one new option for each 10 options previously held. New options issued to existing holders plus new options issued to all employees on the Effective
Date totaled 236,805 shares. The new options were issued in four categories, non-qualified options, qualified options-reissued, qualified standard options, and qualified performance options. The exercise price of the 103,480 non-qualified options is $3.15 (140% of $2.25). The exercise price of the 17,325 qualified options-reissued is $2.25. The exercise price of the 17,000 qualified standard options is $2.25, and the exercise price for the 102,000 qualified performance options is $2.70 (120% of $2.25). All options are scheduled to vest in equal amounts over a three year period with the first one-third vesting February 1, 1998.

Reference is made to the Company's Form 8-K dated January 30, 1997 and its Form 10-Q for the quarter ended December 31, 1996 for more detailed information concerning the Plan and the consequences and provisions of the Company's Disclosure Statement and Amended Joint Plan of Reorganization dated October 4, 1996, and the modification of the Plan dated November 25, 1996.

                             DESCRIPTION OF BUSINESS

Work Recovery, Inc.

Focus V, Inc. ("Focus") was incorporated under the laws of the State of Colorado on August 9, 1988, and completed an initial public offering on July 11, 1989.
On December 18, 1989, Focus, a non-operating public shell, entered into an exchange agreement with the shareholders of Work Recovery Centers, Inc.
("WRCI") to acquire 100% control of WRCI. WRCI was acquired by Focus from its shareholders, in a tax-free common share exchange on December 18, 1989, and was subsequently merged into Focus. On January 30, 1990, the name of Focus was changed to Work Recovery, Inc. As part of the Plan, the Company's corporate domicile was moved on February 1, 1997 from Colorado to Delaware. WRCI was organized under the laws of the State of Arizona on June 21, 1986, for the purpose of researching, developing, manufacturing and distributing the ERGOS
(r) System, a machine which addresses certain needs of the injured workers' rehabilitation industry and the vocational aptitude assessment industry, and which assists employers in complying with the Americans with Disabilities Act ("ADA"). (See "Products of the Company - ERGOS(r) System") for a more complete description of this machine.)

Work Recovery is engaged in the development, manufacture, distribution and sale of the ERGOS(r) System which measures the functional capacity of workers and addresses the needs of the injured workers' rehabilitation industry. This business is pursued in three areas: (i) the development, manufacture, distribution and sale of ERGOS(r) Systems directly by the Company, (ii) consulting services, and (iii) the delivery of marketing and other services to ERGOS(r) network providers.

New Concepts Corporation

On January 2, 1991, the Company acquired New Concepts Corporation ("NCC") in a tax-free common share exchange. Following the acquisition, NCC became a wholly-owned subsidiary of the Company. The business of NCC was formerly operated under the name of "Career Systems" as a division of Singer Corporation, which at the time of the sale to NCC was a large multi-national conglomerate. These business operations were acquired by NCC in 1985. NCC manufactures, markets and distributes Transition Work Stations, which address certain needs of the injured workers' rehabilitation industry and the vocational aptitude assessment industry. In September 1996, the Company entered into a Business Purchase Agreement pursuant to which the Company's NCC assets and liabilities were sold to a former employee of the Company. No material gain or loss resulted from this sale.

Work Recovery Centers, Inc.

In 1992, the Company acquired a Colorado corporation named Rehab Net, Inc., whose assets and liabilities, upon acquisition, were concurrently transferred by the Company to a wholly owned subsidiary, Work Recovery Centers, Inc. ("WRC"), a Colorado corporation. The purpose of WRC was to engage in the development and operation of evaluation and rehabilitation centers directly and in joint ventures with others. At the beginning of fiscal year 1997, there remained only three such centers in operation. Management determined that these centers could not be operated profitably and that existing operations should be sold or closed. Consequently, at the end of fiscal year 1997, only one joint venture owned Center was in operation. In August 1997, the Company sold its equity interest in this operation to its joint venture partner for $80,000, subject to certain adjustments.

Definitions of Certain Terms

The following terms are commonly used in the injured workers' rehabilitation industry, in the vocational aptitude assessment industry, and in the ADA compliance industry, and are presented to assist the reader in understanding the business of the Company.

Americans with Disabilities Act. The ADA was enacted by Congress in July of 1990, and became effective in July of 1992. The general purpose of the ADA is to prevent discrimination against persons with disabilities in many areas of public life. The employment provisions of the ADA affect the business of the Company, and prohibit discrimination against persons with disabilities in all aspects of the employment relationship. The ADA requires reasonable accommodation to be made for persons with disabilities; thus, an employer must identify the essential functions of the position for the purpose of establishing the parameters of the tasks associated with the position.
Hiring for and maintaining a position must be strictly based on the essential functions required in fulfilling the tasks of the position. These essential functions are defined by the employer to fit each position within the employer's business. The ADA currently applies to employers with 10 or more employees.

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

Pre- and Post-Offer Testing. This test assesses an individual's ability to perform the essential functions of a specific job which has been or may be offered. The initial parameters of the test are established based on the physical functions essential to the specific job being offered. The purpose of the test is to appropriately place an individual in a job which matches his/her functional abilities, with the ultimate goal of providing objective criteria by which to establish hiring and job maintenance criteria under the ADA, and to reduce work related injuries.

Vocational Assessment. These tests assess aptitude and ability for certain occupations or vocations.

Work Therapy. Once deficiencies have been identified after the performance of a Functional Capacity Evaluation, a program is designed to rehabilitate the injured worker. The program is generally designed and implemented by a physical or occupational therapist.

                          PRODUCTS OF THE COMPANY

ERGOS(r) System

The ERGOS(r) System is used by rehabilitation facilities, physicians, hospitals and medical centers to perform Functional Capacity Evaluations and contributes to the measurement of the progress of Work Therapy programs. The ERGOS(r) System also contributes to the measurement of the essential functions of a position, thereby allowing employers to provide unbiased job descriptions and assessment tests for purposes of Pre- and Post-Offer Testing.

The ERGOS(r) System is composed of five work stations and is operated by the individual being tested under the supervision of a trained test administrator. The ERGOS(r) System is controlled by a network of five computers linked to an on-site master computer. The Company provides a training course leading to certification in the use of the machine.

The software used by the ERGOS(r) System integrates those job descriptions provided by the U.S. Department of Labor; thus, there is no sex, race or disability bias.

To the Company's knowledge, there are approximately 130 ERGOS(r) Systems in use in North America. It is marketed by the Company directly to health care providers, insurers and large employers, at a current price of approximately $99,500.

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

The ADAMS program has not contributed significantly to the revenues of the Company in the past and is not expected to do so in the future because it is merely complementary to the ERGOS(r) System. It does, however, allow the Company to provide a more complete line of services to the injured workers' rehabilitation, vocational and ADA compliance assessment markets.

                 BUSINESS STRATEGY AND EXPANSION PLANS

North America

The Company estimates that the current demand in the United States for objective Functional Capacity Evaluations is in excess of five million evaluations annually or $2.5 billion, at existing prices. Management is directing the business strategy of the Company in North America to penetrate this and other related markets. The Company will attempt to increase demand for the ERGOS(r) technology by marketing the cost saving benefits from the use of ERGOS(r) Systems to employers, insurance carriers, governments, managed care organizations, and third party payors. In addition, the Company is actively working at the state and federal levels to effect legislation which will provide for the use of Functional Capacity Evaluations using standardized, objective and non-discriminatory testing methods, such as the ERGOS(r) technology, in the area of benefit determination. There can be no assurance, however, that the Company will be able to increase the demand for ERGOS(r) Systems or that such legislation will be implemented at either the state or federal level. The Company has been unsuccessful, to date, in its efforts to increase sales of the ERGOS(r) System or penetrate the potential market.

International

As a result of the Company's limited resources, management is concentrating its sales and marketing efforts in North America.

Prior to fiscal year 1996, the Company had granted a number of foreign license agreements which provided for an exclusive, personal, non-transferable right to the use of the Company's products within a defined geographic area, generally an entire country, for a defined period of time, and for a defined license fee. However, all such licenses have either been rejected by the Company and approved by the Bankruptcy Court or the Company has reached agreement with the licensee to cancel the license.

In July 1997, the Company entered into a Sole Sale Contract ("Contract") with Work Recovery Europa BV ("WRE"), a unaffiliated Dutch company. The Contract grants to WRE a nontransferable, exclusive (within the specified territory), terminable license to sublicense and distribute the ERGOS(r) System within Europe. The Contract is for a term of ten years with buyout rights by the Company within the first three years and minimum purchase requirements by WRE during the first six years of the Contract.

Research and Development

The Company has expended a portion of its efforts and resources on the development of innovative products for use in the work rehabilitation and assessment fields; however, at the end of fiscal 1997, the Company discontinued its research and development program until adequate capital can be obtained to fund such activities. There can be no assurance, however, that the Company will be able to obtain adequate capital to resume funding such activities.

During the fiscal years ended June 30, 1997, 1996, and 1995, approximately $455,000, $311,000, and $264,000, respectively, were expended on research and development. The Company also has developed, from time to time, customized products for various employer and insurance industry customers, including customized functional capacity reports, safety programs, and pre-employment tests. The developments remain the property of the Company. It is not possible for the Company to estimate the amounts expended for these developments and as a result, they have not been included in the above figures.

Subject to the availability of capital, the Company plans on developing additional products in related industries and to continue to update the ERGOS(r) System.

Marketing and Distribution

Formerly, the principal focus of marketing the Company's equipment product lines was trade conferences and advertisements in professional journals and the use of direct mail and video tapes. The Company employs three full-time sales representatives located throughout the country. Recently, the Company has engaged Functional Capacity Evaluation Technologies, Inc. ("FCET"), an unaffiliated company, to generate additional sales and enhance Work Recovery's knowledge of its current market. The Company has engaged FCET for an initial period of 90 days commencing July 21, 1997. Principals of FCET specialize in the development of new health care product businesses and improvement of existing medical equipment businesses, and have recently expanded into the functional capacity assessment field. During this period, FCET will have responsibilities for managing the Company's sales and marketing activities. FCET will provide consultation with respect to the Company's operations, including technical support, manufacturing and research and development.
FCET, however, will have no decision making authority regarding the operation of Work Recovery. The cost of this agreement is $30,000 per month plus travel and other expenses. FCET will also receive a commission of 2.5% of any ERGOS(r) Systems sold to existing prospects and 5% of the sales price for any systems sold to a lead generated by FCET.

On July 18, 1997 the Company entered into a ten year contract with WRE, granting WRE the exclusive right to sell ERGOS(r) Systems and products in Europe. WRE has developed a marketing and sales strategy for selling ERGOS(r) Systems in Europe. The Company has granted WRE the exclusive right to sell ERGOS(r) products in the following regions or countries in Europe: Benelux, Austria, Switzerland, Scandinavia, Germany, France, United Kingdom (including England and Ireland), Italy, Spain and Portugal. Either party may terminate this agreement upon the third anniversary of the contract if WRE fails to purchase 10 ERGOS(r) Systems, and on the sixth anniversary if WRE fails to purchase 20 ERGOS(r) Systems by such date. The Company may terminate the agreement for the entire Territory prior to the third anniversary for the following sums:

        Effective Date  - July 31, 1998		$375,000
			     August 1, 1998  - July 31, 1999	 $625,000
     			August 1, 1999  - July 31, 2000		$875,000

Reference is made to the Company's Form 8-K dated July 25, 1997 for a discussion of terms of the Company's relationship with FCET and WRE.

See Note 23 to the Consolidated Financial Statements for revenues by geographical area for the years ended June 30, 1997, 1996 and 1995.

Proprietary Rights Protection

The Company claims certain copyright, trademark, contractual, common law and other proprietary rights in the ERGOS(r) software and related products ("Intellectual Property"). As part of its efforts to maintain its competitive position in the market, the Company has entered into certain confidentiality agreements with its employees and independent consultants. Despite these precautions, unauthorized persons may attempt to copy aspects of the Company's products or to obtain and use information the Company regards as confidential or proprietary, and may be able to develop products with features similar to or competitive with the Company's products. In addition, during fiscal 1997 the Company purchased from a third party developer of a portion of the ERGOS(r) software his rights to use or disclose the ERGOS(r) software. The Company believes it holds the exclusive rights to the ERGOS(r) software. There can be no assurance, however, that the Company would be successful in any litigation to enforce its rights to protect the technology involved in the ERGOS(r) System or related products. Any loss of the exclusive right to the use of its products could result in increased competition to the Company and could have a material adverse effect on the Company's business, operating results and financial condition. Subject to available capital, the Company intends to maintain its technological leadership through continued advances and innovation.

The Company's Intellectual Property is pledged as security for a loan from Allsup Inc. and Quest Trading, Inc. in the current principal amount of $1,900,000. See Note 16 to the Consolidated Financial Statements.

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

Competition

The Company faces competition from traditional medical equipment manufacturers and distributors and from sports medicine equipment manufacturers and distributors. The Company is a minor participant in these industries. A number of entities have recently either increased their activities in or entered these industries. There are numerous companies within both of these areas which have far greater financial and other resources and advertising budgets than the Company. Although the Company believes the ERGOS(r) System complements the equipment sold by many of its competitors, the Company is at a competitive disadvantage in these industries. There can be no assurance the Company will be able to compete successfully in the future with existing or new competitors.

Employees

At September 15, 1997, the Company employed 21 persons full-time and 1 person part-time, including management. At June 30, 1996 the Company had approximately 47 full-time employees. The reduction in the number of employees from the prior fiscal year is a result of selling or closing rehabilitation centers, discontinuing research and development, and other cost reduction measures.

The Company has not obtained key-man life insurance on its executive officers. The loss of the services of Ms. Hardy or any other executive officer could severely and adversely affect the short-term operating results of the Company.

Miscellaneous

The Company does not rely heavily upon raw materials, and the component parts of its manufactured products are readily available from a multitude of suppliers at competitive costs. Further, the Company does not rely upon any one or a few major customers. The Company has historically shipped orders for products either from existing inventory or within several weeks of an order. Thus, the Company has not experienced a significant backlog of orders.

The business of the Company has historically experienced reduced sales of products and services during the last quarter of each calendar year.

The Company's sales efforts are subject to the effects of extensive and changing state and local regulations concerning workers' compensation and governing the licensing, conduct of operations, purchasing and leasing of facilities, capital expenditures, cost containment and reimbursement for services rendered. All of these programs are regulated and there is a general trend toward cost containment in the industry. It is not possible to accurately predict the impact on operations of future regulations or legislation affecting workers' compensation or the rehabilitation industry in general. Further the business operations of the Company depend in large part upon the regulatory structure of the ADA. Management believes any changes in the regulatory framework concerning workers' compensation and the ADA will work to the advantage of the Company because the business of the Company provides a low cost solution to the problems associated with the industry. There can be no assurance, however, that the ADA, workers' compensation laws and regulations, or other laws and regulations will not change to the detriment of the Company.

The Company believes they are in compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in the locations of their operations. Such compliance does not have a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for the remainder of the fiscal year or the next fiscal year.

Item 2.	Property

The Company maintains its executive offices and its manufacturing facilities at 2341 South Friebus Avenue, Tucson, Arizona 85713. These facilities are owned by the Company, subject to a deed of trust, and consist of approximately 48,600 square feet, of which the Company uses a significant portion for its operations. The remainder is rented or available for rent.

The Company has listed the above property for sale and is currently in default under the terms of the deed of trust.

See Item 1 "Proprietary Rights Protection" for a discussion of the Company's Intellectual Property.

Item 3.	Legal Proceedings

On December 4, 1996, the United States Bankruptcy Court for the District of Arizona entered its confirmation order confirming and approving Debtor's (the Company's) Restated Amended Joint Plan of Reorganization dated October 4, 1996 and the modification of Plan dated November 25, 1996 (the "Plan") of the Company. On February 1, 1997, the Amended Plan became effective. As a result, all claims against the Company were extinguished and discharged pursuant to the Amended Plan other than the Unresolved Claims. As of September 1, 1997, the amount of Unresolved Claims being claimed by creditors was approximately $113,000, in the aggregate. The Company does not believe it will ultimately be obligated in this amount but is unable to predict with accuracy its probable liability on the Unresolved Claims.

Approximately $2,000,000 in allowed claims and administrative expenses authorized in the Plan remain unpaid and in default. Such claims and expenses are subject to enforcement in the Bankruptcy Court or other appropriate jurisdiction.

The Company is indebted to MetLife Capital Corporation ("MetLife") in the amount of $1,169,000 which indebtedness is secured by a deed of trust in the Company's executive offices and manufacturing facilities located at 2341 South Friebus Ave., Tucson, Arizona. That indebtedness is in default and MetLife has initiated legal proceedings to foreclose its deed of trust interest in the property.

Numerous claims and lawsuits were resolved as part of the Plan. Reference is made to Note 1 of the Consolidated Financial Statements for a description of settlements made as part of the Plan.

Note 27 to the Consolidated Financial Statements contains a description of other significant claims and legal contingencies involving the Company.

Investigations

On August 11, 1995 the Securities and Exchange Commission (the "Commission") entered an Order Directing Private Investigation (the "Order") in the Matter of Work Recovery, Inc. for actions and conduct occurring prior to the initiation of the investigation. The Commission has advised the Company that the Order is non-public and that the existence of the Order should not be construed as an indication by the Commission that any violation has occurred. The FBI has also been investigating the Company. The Company is cooperating fully with the Commission and the FBI.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders.

                                PART II


Item 5.	Market for Registrant's Common Stock and Related Stockholder Matters

The New Common Stock of the Company is presently traded in the over-the-counter market under the symbol "WRKE". At the close of business on June 30, 1997, there were 14,716,234 shares of New Common Stock, $.01 par value outstanding. There were approximately 414 shareholders of record as of September 1, 1997. The closing price of the New Common Stock on September 25, 1997 was $.26 per share.

The quarterly market value of the Company's stock is discussed in Note 34 to the Consolidated Financial Statements.

The Company's Old Common Stock was quoted on the Nasdaq Stock Market ("Nasdaq") under the symbol "WORK" until November 8, 1995. On November 8, 1995, Nasdaq notified the Company it was denying the Company's request for an exception from Nasdaq's listing requirements and delisting the Company's securities from the Nasdaq Stock Market effective with the opening of business on November 9, 1995.

Nasdaq noted that its Listing Qualifications Committee (the "Committee") "was of the opinion that the continued delinquency of the Company's Form 10-K report for the year ended June 30, 1995 and the seriousness of the allegations of the SEC and FBI investigations and the shareholder litigation are matters which the Company will not be able to resolve in the near term. As a result, the Committee, in accordance with Nasdaq's obligation to all its listed companies and the respective current and future shareholders, determined that an exception for listing on either the Nasdaq National Market or The Nasdaq
Small Cap Market is not appropriate."

See Note 1 to the Consolidated Financial Statements for detail regarding the restructure of equity including Old Common Stock under the Company's Plan of Reorganization ("the Plan").

Cumulative cash dividends in arrears at June 30, 1996 amounted to $676,000. Under the Plan, all Preferred Stock was canceled and exchanged for New Common Stock plus payment of 20% of the accumulated dividends. The Company is still in the process of completing all of the Preferred Stock exchanges and dividend payments. As of June 30, 1997, approximately $99,000 of the dividends had been paid and $40,000 remained payable.


Item 6.	Selected Financial Data

As discussed in Item 1, the Company emerged from its Chapter 11 proceedings effective February 1, 1997 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of the Plan effective February 1, 1997. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets, liabilities and stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company".

The following table summarizes selected financial data which have been derived from the Consolidated Financial Statements of the Company. It should be noted that the Consolidated Financial Statements have not been audited or reviewed by the Company's independent public accountants. The selected financial data presented in the table below are qualified by reference to and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and the related notes thereto, as well as the remainder of this Report. All dollars are in thousands except per share data.


                  			 Successor
                  			  Company	                   Predecessor Company
                     ----------     ---------------------------------------------------------
                    	February 2,		  July 1,	  	   Year	  	     Year  		   Year		     Year
                    		1997 to	    	 1996 to	  	   Ended		      Ended	  	  Ended		    Ended
                    		June 30,	   	February 1,	  June 30, 	   June 30,	  June 30,		 June 30,
                       	1997	        1997		       1996		       1995		     1994	   	  1993
                     ---------     ----------    ---------   ---------   --------   ---------
Net Revenues        	$  	670     	$	 1,328	      $  	5,341	   $	 8,142  	$	19,976	   $ 16,000

Income (Loss) From
Operations before
Reorganization Items,
Income Taxes, and
Extraordinary Items		(41,219)    		(7,857)	      	(14,821)	   	(51,181)	   	2,302		        872

Net Income (Loss)	  	(40,238)   		(13,965)	      	(15,523)   		(50,849)   		1,970        		872

Loss per
Common Share:
 From Operations [1]		(2.81)

     Net Income Loss		(2.74)

Total Assets [2]     		3,442     		43,508         		5,549     		15,659  	 	33,783	     	26,433

Long Term Liabilities   		-	       	1,190		        11,081      		2,255    		2,585		      3,352

Total Liabilities    		6,180      		6,742	        	11,789     		10,948    		5,737	      	7,814

[1] Loss per share data is not meaningful for periods prior to the Effective Date due to the significant changes in the capital structure of the Company.

[2] Total Assets for the period ended February 1, 1997 include an Intangible Asset for the Excess Reorganization Value of 40,350,000. This excess reorganization value was deemed to be impaired by management and was fully reserved at June 30, 1997.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE COMPANY'S PRESENT FINANCIAL CONDITION IS EXTREMELY SERIOUS AND ITS CASH RESOURCES ARE LIMITED. AS A RESULT, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 1997 HAVE NOT BEEN AUDITED OR REVIEWED BY THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS.

The following discussion is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes t hereto, as well as the remainder of this Report.

The Company's Ability to Continue As a Going Concern

The Company has suffered recurring losses from operations and there is substantial doubt about its ability to continue as a going concern. The Company continues to have substantial obligations to certain bankruptcy creditors and continues to experience slow sales of ERGOS(r) Systems, its only product. As a result, the Company will need additional capital to continue as a going concern, the source of which is unknown at this time. See Liquidity and Capital Resources.

Overview

As discussed in Item 1, the Company emerged from its Chapter 11 proceedings effective February 1, 1997 (the "Effective Date"). For financial reporting purposes, the Company accounted for the consummation of the Plan effective February 1, 1997. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under The Bankruptcy Code", the Company has applied Fresh-Start Reporting as of the Effective Date which has resulted in significant changes to the valuation of certain of the Company's assets, liabilities and stockholders' equity. In connection with the adoption of Fresh-Start Reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". For purposes of the discussion of Results of Operations for the year ended June 30, 1997, and Liquidity and Capital Resources, the results of the Predecessor Company and Successor Company have been combined.

Due to unusual transactions and activities and significant accounting adjustments that have been made in prior years in connection with revenues, accounts receivable, reserves and assets, an accurate measure of comparability cannot be drawn from past results in order to measure those that may occur in the future. See Notes 29 and 30 to the Consolidated Financial Statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995; Risk Factors

The information contained in this Form 10-K which does not constitute historical facts, constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Such forward-looking statements involve important risks and uncertainties, including but not limited to:

* The risk that the Company may not be able to continue as a going concern

* The risk that the Company will be unable to obtain, at all or on terms and conditions acceptable to the Company, the substantial capital necessary to fund its negative cash flow from operations

* The risk that it will be unable to satisfy its obligations to Allsup Inc. and Quest Trading, Inc and that the assets securing such obligations will be lost to foreclosure

* The risk that the Company may not be able to increase the demand for ERGOS(r) equipment

* The risk that the Company may not be able to effect legislation that would provide for the increased demand for use of Functional Capacity Evaluations

* The risk that the Company may not be able to develop and implement an enhanced version of ERGOS(r) technology or a new version of the ERGOS(r) System

* The risk that the Company may not be able to protect the technology involved in ERGOS(r) and that competitors may be able to develop products with features similar to or competitive with the Company's products

* The risk that third parties may assert proprietary rights infringement claims against the Company in the future

* The risk that the Company may not be able to compete successfully in the future with existing or new competitors

* The risk that the Company may lose the services of Dorcas R. Hardy or other executive officers

* The risk that the ADA, workers' compensation laws and regulations or other laws and regulations may change to the detriment of the Company

* The risk that the Company will be unsuccessful in settling or defending various legal proceedings and investigations involving the Company

* The risk of fluctuations in operating results and other risks detailed herein and in the Company's other filings with the Securities and Exchange Commission. See "Business - Business Strategy and Expansion Plans - North America,"
"- International," "- Research and Development," "Business - Proprietary
Rights Protection," "-Competition," "- Employees," "- Miscellaneous," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company's Ability to Continue As a Going Concern," and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Results of Operations

Fiscal 1997 as Compared to Fiscal 1996

Net revenues for fiscal 1997 decreased by approximately 63% to approximately $1,998,000 from approximately $5,341,000 for fiscal 1996. This decrease is attributed to an approximately 97% decrease in clinic services offset by a 15% increase in sales and related services . Clinic services decreased due to the selling or closing all of the Company's centers except its 50% joint venture in Lexington, Kentucky during fiscal 1997. The slight increase in sales and related services was due to the efforts by management to sell new and used ERGOS(r) Systems to a broadened customer base. There were no significant increases in prices for the products or services of the Company during fiscal 1997.

Gross profit for fiscal 1997, as compared to fiscal 1996, increased by approximately 119%. This increase is directly attributable to the closing of all but the Lexington, Kentucky clinical service centers.

Selling, general and administrative expenses ("SG&A') increased approximately 12% during fiscal 1997 to approximately $9,702,000 from approximately $8,537,000 for fiscal 1996. Increased SG&A consisted of a one-time charge of $5,138,000 in compensation for the issuance of New Common Stock to the Team for New Management, the Board of Directors and key employees as approved by the Bankruptcy Court, offset by a $4,020,000 reduction. Such stock was valued at $2.50 per share which was the price set by the Bankruptcy Court, although the stock traded at that price for only a short time after the Effective Date and is now trading at $.26 per share. The $4,020,000 reduction in SG&A, net of the one-time compensation charge, was due to significant reduction in staff and operating costs as a result of cost saving efforts implemented by management.

Reorganization items totaling $22,927,000 in fiscal 1997 and $702,000 in fiscal 1996 were recorded as a result of the Company's bankruptcy proceedings. See
Note 15 to the Consolidated Financial Statements.

Cash increased $271,000 from approximately $189,000 at June 30, 1996 to approximately $460,000 at June 30, 1997. The principal sources of cash were $1,814,000 received from issuances of common stock, $2,867,000 received in proceeds from notes payable, and $1,304,000 received in proceeds from sales of property, plant and equipment. The principal uses of cash for the year were $4,358,000 for operating activities, and repayments of notes payable and long-term debt of $1,195,000.

In fiscal 1997, net receivables decreased $52,000 (16%) from approximately $318,000 at June 30, 1996 to approximately $266,000 at June 30, 1997. The decrease in receivables resulted primarily from the selling and closing of centers offset by a slight increase due to the successful collection efforts for the centers closed during the fiscal year.

Property, plant and equipment decreased from approximately $3,738,000 at June 30, 1996 to approximately $1,697,000 at June 30, 1997. The $2,041,000 decrease resulted principally from furniture and equipment included in the sale of clinical centers totaling $1,304,000, the reclassification of fixed assets to inventory of $310,000, the recording of depreciation of $274,000 and impairment losses totaling $133,000.

Intangible and other assets decreased approximately $16,000 (13%) during fiscal 1997. Intangible assets increased by $40,350,000 as a result of fresh-start accounting implemented on the Effective Date. This increase was offset by an equal decrease when it was determined that the intangible excess reorganization value of the Company was impaired due to the Company's severe financial condition. See Note 2 to the Consolidated Financial Statements.

Total liabilities decreased $5,609,000 from approximately $11,789,000 at June 30, 1996 to approximately $6,180,000 at June 30, 1997. The decrease was due primarily to a reclassification of $6,609,000 in liabilities subject to compromise following the adoption of fresh-start accounting, and payment of approximately $2,000,000 in bankruptcy debt during the fiscal year. The decrease was offset by a $3,000,000 increase in notes payable of approximately $1,910,000 and administrative claims of approximately $993,000.

The equity attributable to the Convertible Preferred Stock decreased $1,318,000 (100%) from fiscal 1996 to fiscal year 1997 as a result of the equity restructuring under the Plan. The $19,995,000 decreases in common stock and additional paid in capital were the result of equity restructuring under the Plan and the adoption of fresh-start accounting on the Effective Date. See Note 2 to the Consolidated Financial Statements.


Fiscal 1996 as Compared to Fiscal 1995

Net revenues for fiscal 1996 decreased by approximately 34.4% to approximately $5,341,000 from approximately $8,142,000 for fiscal 1995. This decrease is attributed to an approximately 21.8% decrease in sales and related services and a 28% decrease in clinic services. Equipment sales and clinic services decreased as a result of the adverse publicity and uncertainty concerning the continuing operations of the Company. The decrease of equipment sales in the first half of the year was partially offset by increased sales by new management during the second half of fiscal 1996. In addition, clinic services decreased due to selling or closing of most of the Company's centers during the last half of fiscal 1996. There were no significant increases in prices for the products or services of the Company during fiscal 1996.

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

Reorganization items totaling $702,000 were recorded in fiscal 1996 which are directly related to the Company's bankruptcy proceedings. See Note 15 to the Consolidated Financial Statements.

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

Property, plant and equipment decreased from approximately $5,649,000 at June 30, 1995 to approximately $3,738,000 at June 30, 1996. The $1,911,000 decrease resulted principally from the recording of depreciation of $1,252,000, impairment losses totaling $707,000 and equipment included in the sale of clinical centers totaling $360,000. In addition, the Company had purchases totaling $428,000.

In addition, investment losses totaling $926,000 and additional bad debt of $1,031,000 were recorded during fiscal 1996. See Note 32 to Consolidated Financial Statements.

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

The equity attributable to the Convertible Preferred Stock decreased approximately $367,000 (21.8%) from fiscal 1995 to fiscal year 1996 due to conversion to Common Stock by preferred stockholders, which accounted for a portion of the increase in par value of the Common Stock and additional paid in capital. Other increases in Common Stock and additional paid in capital were the result of (i) shares issued in payment of services to a marketing consultant (9,748 shares); (ii) shares issued in settlement of due related party (1,651,163 shares); (iii) shares issued under the Company's 1993 Incentive Stock Option Plan (32,500 shares); and (iv) shares issued for cash (500,000 shares). The previously outstanding treasury stock (674,375 common shares) was retired as of July 1, 1995.

Liquidity and Capital Resources

The Company has continued to sustain significant losses and as of June 30, 1997 had a working capital deficit of approximately $4,663,000. The financial condition of the Company is perilous.

The Company is in need of additional funds for ongoing operations and it will need substantial additional funds in order to fulfill its remaining obligations under the Plan.

Subsequent to emerging from bankruptcy, the Company received proceeds of $1,000,000 from the sale of Common Stock to Allsup Inc. ("Allsup"), $819,000 from the exercise of new warrants and $1,810,000 from the draw down on a $2,000,000 line of credit from Allsup Inc. and Quest Trading, Inc. See Notes 16 and 21 to the Consolidated Financial Statements.

It is unlikely the Company will be able to borrow additional funds unless it can demonstrate significant improvement in its ability to sell ERGOS(r) Systems, its sole product. On July 21, 1997, the Company entered into a 90-day contract with Functional Capacity Evaluation Technologies, Inc. ("FCET") to manage its sales and marketing activities. The Company believes FCET will be able to demonstrate that there is a valid market for the ERGOS(r) System. There can be no assurance at this time, however, that the Company will be successful in accomplishing the objectives or goals mentioned herein. Even if FCET is highly successful in its marketing and sales efforts, it is highly unlikely that sufficient sales revenues can be generated in order to provide the Company with adequate funds to meet its operating expenses, to satisfy its obligations under the Plan, or to meet its obligations to Allsup Inc. and Quest Trading, Inc. The Company's strategy is to demonstrate that there is a valid market for the ERGOS(r) System that will enable the Company to raise additional capital.

Inflation

While inflation has not had a material impact on operating results, there can be no assurance that the business of the Company, on a consolidated basis, will not be affected by inflation in the future.


Item 8.	Financial Statements and Supplementary Data

The financial statements and supporting schedule required under this item are listed in Item 14 below.


Item 9.	Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

The audit for the fiscal year ended June 30, 1997 has not been completed due to the severely limited cash of the Company at the present time. As a result, the financial statements presented for the year ended June 30, 1997 are unaudited and no Report of Independent Accountants has been included.

During the fiscal year ended June 30, 1996, there were no disagreements with the independent accountants engaged to audit the Company's financial statements. On April 29, 1996, the Company's former independent accountants, LaVoie, Clark, Charvoz & May, P.C. declined to stand for re-appointment. On the same date, the Company engaged Price Waterhouse LLP to audit the Company's financial statements for the year ended June 30, 1996.

                                PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the names of all directors, executive officers and significant employees of the Company, as well as their ages and positions as of the date of this Report:

Name	                  			Age               Position with Company
Dorcas R. Hardy (1)		    	51	   	Chairman of the Board of Directors and Chief
                                 Executive Officer

Vernon S. Schweigert	    	58		   President and Chief Operating Officer

Julian De La Rosa (2)(3)		58		   Director

John E. Affeldt, MD    			79	   	Director

Renato DiPentima (1)(3) 		56	   	Director

William R. Sauey (2)   			70		   Director

Edward M. Young (1)(2)  		50	   	Director

John J. Banks          			51	   	Vice President of Research and Development

Mark S. Dakos	          		42   		Vice President of Governmental Affairs

(1)	Member of the Executive Committee
(2)	Member of the Audit Committee
(3)	Member of the Compensation Committee

Biographical Profiles

Following are biographical profiles of each individual serving as a director, executive officer or significant employee of the Company as of the date of this Report.

Dorcas R. Hardy. Ms. Hardy has been the Chief Executive Officer and a Director of the Company since January 18, 1996, and has served as the Chief Financial Officer from January 18, 1996 to May 20, 1996 and Principal Financial and Accounting Officer from August 12, 1997 to present. Ms. Hardy also served as the President of the Company from January 18, 1996 until August 20, 1997. From 1989 to the present, Ms. Hardy has provided management consulting for government and corporate entities regarding health care, strategic planning and governmental relations. She is currently President of Dorcas R. Hardy & Associates, a government relations and public policy consulting firm. From January 1995 until early October 1995, Dorcas R. Hardy & Associates provided consulting services to the Company.

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

Vernon S. Schweigert. Mr. Schweigert has been the President and Chief Operating Officer of the Company since August 20, 1997. For at least the past five years, Mr. Schweigert has been the President of Biltmore Associates, Inc., a business consulting firm.

John E. Affeldt, M.D. Dr. Affeldt has been a Director of the Company since January 22, 1996. Dr. Affeldt has served as Medical Advisor for Beverly Enterprises from 1986 to present. From 1977 to 1986, Dr. Affeldt was the President of the Joint Commission of Health Care Organizations, which accredits more than 6,000 acute care hospitals, as well as outpatient health care facilities.

Julian W. De La Rosa. Mr. De La Rosa was appointed a Director of the Company on January 18, 1996. From June 1993 to the present, Mr. De La Rosa has been a consultant on major programs of the U.S. Department of Labor including ERISA, Job Training, Workers' Compensation, Pensions and Health Insurance. From 1990 to March 1993, Mr. De La Rosa was Inspector General of the U.S. Department of Labor and during that time he served as Vice Chairman of the President's Council on Integrity and Efficiency, which coordinates the activities of all Inspectors General, The Office of Government Ethics, the Office of Special Counsel, and the Office of Management and Budget.

Renato DiPentima, PhD. Dr. DiPentima was appointed a Director of the Company on January 18, 1996. From May 1997 to present, Dr. DiPentima has been President of SRA Federal Systems and from July 1995 to May 1997, Dr. DiPentima was Vice President and Chief Information Officer for SRA Corporation where he was responsible for information systems and services, including software development, systems and network integration and business reengineering. From June 1963 to July 1995, Dr. DiPentima held various positions with the Social Security Administration, serving as the Deputy Commissioner for Systems from 1987 to 1995.

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

Edward M. Young. Mr. Young has been a Director of the Company since January 18, 1996 and from April 3, 1997 to August 12, 1997 served as the Chief Operating Officer and the Chief Financial Officer of the Company. From 1992 to 1997,
Mr. Young was the Chairman, President and Chief Executive Officer of American Cytogenetics, Inc., a publicly-held company which owned and managed specialty clinical laboratories. Mr. Young was a health care management consultant with Bedford International from 1990 to 1991.

John J. Banks. Mr. Banks was appointed Vice President of Research and Development in January 1996, having served as Vice President of International Operations since May 1995 and Coordinator of International Operations since February 1993. Prior to these appointments, Mr. Banks served as the Company's Director of Research and Development from July 1986. As Vice President of Research and Development, Mr. Banks has responsibility for the research and development of the Company's products.

Mark S. Dakos. Mr. Dakos joined the Company in July 1994, as Special Projects Director, and was promoted to Vice President of Governmental Affairs in May 1995. In these positions, Mr. Dakos has responsibility for the Company's work with governmental agencies as well as the Company's efforts to effect state legislative reform in the areas of workers' compensation and disability determination. Mr. Dakos was the owner and manager of Work Recovery Center - Hawaii, Inc., from January 1994 until June 1994, a rehabilitation facility using an ERGOS(r) System and related equipment of the Company. Mr. Dakos operated Mark S. Dakos & Associates, a Sacramento, California-based business specializing in vocational counseling and rehabilitation, from December 1989 until December 1993.

Item 11.	Executive Compensation

                           Summary Compensation

The following table sets forth the compensation paid to the Chief Executive Officer and the next four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers") for services rendered in all capacities to the Company and subsidiaries during the periods indicated.

                         Summary Compensation Table

                                                 										Other		           Number of
                                                    										Annual           	Securities
	Name and	          	Year Ended	       	               		 	Compen-          	Underlying
Principal Position		  June 30	   	Salary			Bonus	       	 	sation			         Options
------------------   ----------   -------  -------         ---------         ----------
Dorcas R. Hardy
Chairman, and
Chief Executive	       	1997	   	$ 73,250		$334,550(2)(9) 	$1,330,530(3)(9)	     -0-
Officer (1)			          1996		      	-0- 	      	-0-         		63,750(4)		       -0-

Robert D. Judson, Jr.
Manager of Financial
Operations and Acting  	1997	    		  -0-   	295,000(5)(9)	  	908,435(6)(9)       -0-
Chief Financial Officer 1996		       -0- 		    -0-	         	141,536		           -0-

John J. Banks
Vice President
Research & Development 	1997     	81,000   	65,000(7)(9)	      		-0-	           22,131

Mark S. Dakos
Vice President
Governmental Affairs   	1997     	82,500	  127,500(8)(9)			      -0-          		14,944

Thomas L. Brandon
Chairman, President
and Chief Executive
Officer (10)		         	1996   		129,231  		30,000         			67,696            	-0-

(1) Ms. Hardy became the acting President and acting Chief Executive Officer of the Company on January 18, 1996 pursuant to an agreement entered into that date between the Company and the Team for New Management, LLC (the "Team"). Pursuant to such agreement, the Team provided certain management and consulting services to the Company until February 1, 1997 which included, in addition to Ms. Hardy's services, the services of an acting Chief Financial Officer. See "Employment Contracts, Termination and Change of Control"

(2) Represents 133,820 shares of New Common Stock valued at the reorganization value of $2.50 per share, which may or may not reflect fair market value at the time it was paid.

(3) Includes $1,237,500, representing the reorganization value of $2.50 per share, which may or may not reflect fair market value at the time it was paid, of 495,000 shares of Common Stock received from the Team pursuant to the Plan and $93,030 of consulting fees received from the Team for services rendered to the Company. Does not include $52,500 owed to Ms Hardy by the Team for services rendered by her to the Company which will probably not be paid in full.

(4) Consulting fees received from the Team for services rendered to the Company. Does not include $89,000 owed to Ms. Hardy by the Team for services rendered by her to the Company which will probably not be paid in full or $45,000 paid to Ms. Hardy during fiscal year 1996 for consulting services rendered prior to the Team's assumption of control as management.

(5) Includes $187,500, representing the reorganization value of $2.50 per share, which may or may not reflect fair market value at the time it was paid, of 75,000 shares of Common Stock received from the Company, and $107,500 cash. Does not include $17,500 owed to Mr. Judson by the Company.

(6) Includes $712,500, representing the reorganization value of $2.50 per share, which may or may not reflect fair market value at the time it was paid, of 285,000 shares of Common Stock received by Mr. Judson from the Team pursuant to the Plan of Reorganization, $118,167 of consulting fees received from the Team for services rendered to the Company, and $77,768 of consulting fees received from the Company. Does not include $11,738 owed to Mr. Judson by the Team for services rendered by him to the Company which will probably not be paid in full.

(7) Represents 26,000 shares of New Common Stock valued at the reorganization value of $2.50 per share, which may or may not reflect fair market value at the time it was paid.

(8) Represents 51,000 shares of New Common Stock valued at the reorganization value of $2.50 per share, which may or may not reflect fair market value at the time it was paid.

(9) The shares of New Common Stock issued are valued at the reorganization value of $2.50 per share for purposes of compensation disclosure in the above table, which may or may not reflect fair market value at the time it was paid. Although the stock traded at this price for a short time following the Effective Date, it is currently trading at approximately $.26 per share. Shares of New Common Stock issued are subject to varying lock-up terms and restrictions.

(10) Mr. Brandon served as the Chief Executive Officer of the Company from December, 1989 until November 4, 1992 and from March 24, 1994 to December 14, 1995.

Option Grants

Pursuant to the Plan, all employee and other options and warrants to purchase Old Common Stock were revised to reflect the one for ten stock adjustment. The following table provides information with respect to stock option grants made to each of the Named Executive Officers during the fiscal year ended June 30, 1997 to purchase New Common Stock. The reorganization value of the Company's Common Stock was $2.50 per share, which may or may not reflect fair market value, at the date of grant. The exercise prices of the options are equal to or greater than the average price of the Company's Common Stock for the thirty-day period following the date of grant. No stock appreciation rights were granted to these individuals during such period.

                    Option Grants in Last Fiscal Year
                                   Percent of					                           Potential Realizable
                                   Total 				                           		   Value at
                	Number of	        Options	                                  Annual Rates of
                	Securities        Granted to			                         		  Stock Price
                	Underlying        Employee   	 Exercise				                 Appreciation for
Named           	Options           In Fiscal		  Price per	   Expiration	     Option Term
Officer	        	Granted           Year        	Share		      Date	       	   5%		       10%
-------------    ----------       ----------    ---------    ----------      --------------------
John J. Banks    	33,369          	32.25%	      $3.15	       1/31/07         	   -		      -
	                 	2,131	           6.21%       	2.25      	 1/31/07	            -	       -
		                20,000	          19.61%	       2.70	       1/31/07            	-       	-

Mark S. Dakos    	11,111          	10.74%	       3.15      	 1/31/07            	-	       -
	                 	4,944	          14.4%        	2.25      	 1/31/07	            -       	-
		                10,000           	9.80%       	2.70      	 1/31/07	            -       	-

Aggregated Option Exercise and Fiscal year-end Option Values

No stock options were exercised by any of the Named Executive Officers during the fiscal year ended June 30, 1997.

No stock options held by any of the Named Executive Officers were in-the-money at June 30, 1997.

Compensation of Directors

Directors of the Company who are not officers of the Company are entitled to receive (1) $1,500 per Board or committee meeting attended plus expenses for meeting attendance; $500 for telephonic board meetings; however, no Board fees have been paid to the Directors subsequent to the Effective Date due to limited cash resources. At the time of their appointment, each Director received 100,000 warrants for serving as a director, 25,000 warrants for each committee membership, and 25,000 warrants for each committee chair ("Directors' Warrants"); (2) indemnification agreements substantially in the form previously granted to former directors and senior officers of the Company; and (3) coverage under a directors' and officers' insurance policy with maximum limits of not less than $5 million.

Pursuant to the Reorganization Plan, the Directors' Warrants were canceled and non-employee Directors were issued New Common Stock as follows:

                         Number of              	Reorganization
		Director					          Shares Issued          	Value of Shares
-------------------      ---------------        ------------------
John Affeldt, MD		       			36,000	                	$90,000
Julian De La Rosa		       		36,000	              	   90,000
Renato DiPentima		        		46,000	                	115,000
William Sauey			          		36,000	                		90,000
Edward Young				           	51,000	                	127,500


The total number of shares issued to each Director was determined based upon the Director's committee assignments. The reorganization value of the New Common Stock issued was $2.50 per share, which may or may not reflect fair market value at the date of grant. Shares issued bear a restrictive legend and are subject to lock-up agreements that restrict the ability to sell.

Employment Contracts, Termination and Change of Control

As of the date of this report, John J. Banks is the only employee of the Company who has an employment contract. Under the terms of this contract, Mr. Banks receives an annual gross salary of seventy-five thousand dollars plus certain additional fringe benefits for successive one year periods beginning May 1, 1996. This contract is terminable by either party at the end of the yearly term. The other Named Executive Officers' employment may be terminated at any time at the discretion of the Board of Directors.

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

On January 18, 1996, the Company entered into an Interim Management Services Agreement ("IMSA") with the Team. During the term of the IMSA, the Team provided the Company the executive management services that generally are performed by a corporation's President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In particular, the Team employed Dorcas R. Hardy and made her services available to the Company as Acting President and Acting Chief Executive Officer. On January 18, 1996, the Board of Directors of the Company appointed Ms. Hardy as Chair of the Board, Acting President, Acting Chief Executive Officer and, until May 20, 1996, Acting Chief Financial Officer. Under the IMSA, the Company originally paid the Team $25,000 per week and advanced or reimbursed the Team's out-of-pocket expenses associated with services provided under the IMSA. The Team sub-contracted with Sierra Financial Group, Inc. for certain financial and management services including the services of Robert D. Judson, Jr. who initially served in a consulting capacity as Manager of Financial Operations and was subsequently appointed as the Acting Chief Financial Officer.

The Team continued to manage the Company until February 1, 1997, when the Company emerged from bankruptcy. Pursuant to a Bankruptcy Court approved modification of the compensation arrangements of the IMSA, the Team received $12,500 per week (plus an estimated $1,000 for expenses) which was allocated:
$3,500 to Ms. Hardy, Acting Chief Executive Officer; $3,500 to Mr. Judson, Acting Chief Financial Officer (through Sierra Financial Group, Inc.); $2,500 to Dr. Handmaker, Acting Secretary (through Healthcare Technology Group) and the balance to other Team members who are not New Directors or executive officers. As of the date of this report, the Company owes the Team $67,500 in unpaid fees. In addition, the Company paid Sierra Financial Group a $107,500 bonus. The Company still owes $17,500 to Sierra Financial Group. Mr. Judson and his wife are 50% owners of Sierra Financial Group.

The Old Board authorized the issuance of warrants to the Team ("Team Warrants") to purchase a total of ten million shares of Common Stock having varying exercise prices. The Plan was never submitted to shareholders, and consequently, the warrants were never issued. Pursuant to the Reorganization Plan, Team Warrants were canceled and in February 1997, 1,800,000 shares of New Common Stock, in the aggregate, were issued to the members of the Team.

Executive Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee exercises all the powers of the Board in authorizing and approving the compensation of senior executives of the Company and its subsidiaries, and determines awards under various incentive plans, including the Company's 1993 Incentive Stock Option Plan. On September 11, 1996, the New Board of Directors appointed Renato DiPentima (Chairman),
Dorcas R. Hardy and Edward M. Young to the Compensation Committee.  In
January 1997, Ms. Hardy became an ex-officio member of the Committee and in April 1997 Mr. Young resigned upon being appointed Chief Operating Officer of the Company. Julian De La Rosa was appointed to the Compensation Committee in April, 1997.

Performance Graph

A performance graph has not been included in this Report because such is not meaningful due to the Company's bankruptcy and re-capitalization during fiscal 1997.

              Compensation Committee Report on Executive Compensation


The Compensation Committee membership changed in 1997 when Dorcas R. Hardy became an ex-officio member (1/97) and when Edward Young resigned to become Chief Operating Officer (4/97). The Compensation Committee consists of Directors Dr. DiPentima (Chairman) and Julian De La Rosa.

The Compensation Committee develops and maintains compensation policies and guidelines for the senior executives of the Corporation, reviews the performance of the Corporation's senior executives against annual objectives and determines annual salary increase adjustments or incentive rewards, and formulates comprehensive compensation programs for the senior executives and senior management of the Corporation for recommendation to and action by the Board of Directors. The goals of the Compensation Committee are to provide compensation packages to the officers of the Company which are highly incentive-based with a compensation base, generally in accordance with industry standards, coupled with bonus and stock option incentive awards based on corporate performance, business unit performance and personal performance. The Compensation Committee believes this strategy will best align the interests of management with those of the shareholders.

The Committee held one meeting to review Officer contracts, reaffirm severance and indemnification agreements entered into prior to Chapter 11, and review management's recommendations for distribution of stock options and bonus shares.

The Committee proposed to engage Dorcas R. Hardy as an employee of the Company effective February 1, 1997. The Committee recommended that the Board approve a stock grant from the Employee bonus shares based upon her performance and accomplishments upon taking over the Company's management and successful completion of Chapter 11 proceedings. The agreed compensation level was established at a rate similar to what she had received as a member of the Team for New Management. A formal employment contract for Ms. Hardy, Chief Executive Officer, is still under discussion and will be based upon appropriate performance-based incentives and a base salary comparable to similar technology and health-related companies.

The Committee also reviewed the contract of Vice President John Banks and discussed development of a contract for Vice President Mark Dakos. Given the current financial condition of the company, the Committee decided to postpone development of any new employment contracts until the Company reached a more stable financial condition.

Upon recommendation of the Compensation Committee, the Board of Directors approved the issuance (post Effective Date of the Chapter 11 Bankruptcy Plan) of 500,000 bonus shares to employees and stock options to employees (103,480 non-qualified options and 136,325 qualified options). The Committee reviewed suggested expansion of the Company stock option plan as well as a new Non-Employee Directors' Stock Option Plan but decided to postpone consideration and presentation to shareholders until the next fiscal year.


						Respectfully submitted,

						Renato DiPentima, Ph.D., Chairman

					Julian De La Rosa

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 1, 1997 by (1) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and officers of the Company as a group. Except as otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law.


					                                   	Number of Shares
                		Name and Address (1)    	of Beneficial	  	Percent of
Title of Class  		of Beneficial Owner     	Ownership (2)		  Class (3)
--------------    -------------------     --------------    ----------

Common Stock	    	Dorcas R. Hardy	        		664,934		       	4.52% (4)

Common Stock	  	  John E. Affeldt, M.D.		    36,000	              	(5)

Common Stock	    	Julian De La Rosa			       36,000			            	(5)

Common Stock    		Renato DiPentima		        	46,000				            (5)

Common Stock	    	William R. Sauey		        	37,000		            		(5)

Common Stock    		Edward M. Young		         	51,000	             		(5)

Common Stock    		John J. Banks	           		26,000		          	(5)(6)

Common Stock	    	Mark S. Dakos		           	60,150		            		(5)

Common Stock    		Allsup Inc.         				2,573,555     			19.26% 	(7)

              			Directors and Executive
              			Officers as a Group
              			(8 persons)	              	955,984	     		6.50%

Notes to Table:
(1) The address of all beneficial owners is 2341 South Friebus Avenue, Tucson, Arizona 85713, except for Allsup Inc. whose address is 300 Allsup Place, Belleville, IL 62223.

(2) The information shown is based upon information furnished by the respective directors, executive officers and Allsup Inc.

(3) Percentages are based upon 14,722,830 shares outstanding on September 1, 1997.

(4) Ms. Hardy disclaims beneficial ownership of 300 shares of Common Stock of the Company owned by her husband.

(5)  Represents less than 1% of the outstanding shares of Common Stock.

(6) Mr. Banks disclaims beneficial ownership of 160 shares of Common Stock of the Company owned by his wife.

(7) Includes options to purchase 100,000 and 225,000 shares of the Company's Common Stock at $1.56 and $.42 per share, respectively. See Note 22 to Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions

The members of the Team included Douglas Engmann who provided consulting services to the Company without cash compensation. The amounts paid to the Team pursuant to the IMSA, as modified by the Bankruptcy Court, flowed through to the persons (other than Mr. Engmann), actually providing services to the Company including Ms. Hardy, Mr. Judson and Dr. Handmaker and certain other full and part-time consultants. The Reorganization Plan provided for the issuance of shares of New Common Stock to the Team which were distributed, in varying amounts, to the members of the Team, including Mr. Engmann (or an affiliate). Mr. Engmann loaned $125,000 to the Company prior to the Bankruptcy Filing, which amount was subsequently reduced to $35,000. Pursuant to the Reorganization Plan, and at Mr. Engmann's option, such loan was converted into shares of New Common Stock. See Note 25 to Consolidated Financial Statements.

Messrs. Judson and Engmann (or an affiliate) and Ms. Hardy were each members of Recovery Lender which provided pre- and post-Bankruptcy Filing financing to the Company. Mr. Engmann is the managing member of Recovery Lender. See "Management's Discussion and Analysis - Liquidity and Capital Resources".

See Note 25 to Consolidated Financial Statements for information on New Common Stock issued to the Team, officers of the Company and a related shareholder.

                                 PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements.  The following financial statements are included in this Form 10-K

Consolidated Balance Sheets as of June 30, 1997 (unaudited) and 1996

Consolidated Statements of Operations for the fiscal years ended June 30, 1997 (unaudited), 1996 and 1995

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1997 (unaudited), 1996 and 1995

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules.  The following financial statement schedule is included in this Form 10-K and should be read in conjunction with the financial statements:

II - Valuation and Qualifying Accounts for the fiscal years ended June 30, 1997, 1996 and 1995.

(a)(3)	Exhibits

1.1	Debtors' Restated Amended Joint Plan of Reorganization dated October 4,
1996, modified as of November 25, 1996 is hereby incorporated by reference from the Registrant's Form 8-K dated January 30, 1997.

1.11 Order Confirming Plan of Reorganization is hereby incorporated by reference from the Registrant's Form 10-K/A for the quarter ended December 31, 1996.

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

3.11	Certificate of Incorporation of Work Recovery, Inc., as amended is hereby incorporated by reference from the Registrant's Form 8-K dated January 30, 1997.

3.2*	Bylaws

4.1*	Warrant Agreement dated May 5, 1993, Registration Rights Agreement dated
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

4.11	Warrant Agreement dated as of February 1, 1997 between Work Recovery,
Inc. , and Harris Trust and Bank is hereby incorporated by reference from the Registrant's Form 8-K dated January 30, 1997.

4.2	Form of Warrant is hereby incorporated by reference from the Registrant's
Form 8-K dated January 30, 1997.

10.1	Form of the Company's 1993 Incentive Stock Option Plan is hereby incorporated by reference from the Registrant's Registration Statement on Form S-8 dated November 18, 1993.

10.2*	License Agreement, dated November 14, 1992, between the Company and
Capital Vocational Specialists, Inc.

10.3*	License Agreement, dated November 16, 1992, between the Company and
Stichting Werkenrode.

10.4*	Master License Agreement, dated May 4, 1993, between the Company and Work
Recovery Pty., Ltd.

10.5*	License Agreement, dated June 1, 1993, between the Company and Zhuhai
Trading Systems.

10.6*	License Agreement, dated March 30, 1993, between the Company and Mike C.
Abraham.

10.7*	License Agreement, dated April 28, 1993, between the Company and
Midwestern Diagnostic Assessment Services, Inc.

10.8*	License Agreement, dated June 4, 1993, between the Company and Douglas A.
Larson.

10.9*	License Agreement, dated September 29, 1993, between the Company and World
Co. Ltd.

10.10*	License Agreement, dated December 28, 1993, between the Company and
Queensland Industries, Inc.

10.11*	License Agreement, dated March 25, 1994, between the Company and INC/
Eurocontrols Corp.

10.12*	License Agreement, dated March 25, 1994, between the Company and Alliance
Medical.

10.13** License Agreement, dated June 29, 1994, between the Company and Manados Investments, Ltd.

10.14** Consulting Agreement, dated July 1, 1994, between the Company and Wincanton Corporation.

10.15** License Agreement, dated September 10, 1994, between the Company and Al-Sabah Trading and Development Company PLC.

10.16** Master License Distributor Agreement, dated December 5, 1994, between the Company and Tradesman Industries, Inc.

10.17** Employment Agreement, dated March 1, 1995, between the Company and Bobby
S. Roberts.

10.18** License Agreement, dated March 9, 1995, between the Company and Work Recovery Far East.

10.19** License Agreement, dated March 13, 1995, between the Company and Neval Ltd.

10.20** License Agreement, dated May 24, 1995, between the Company and Al-Sabah Trading and Development Company, PLC.

10.21** License Agreement, dated June 19, 1995, between the Company and Work Recovery Far East.

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
and R.J. Enterprises (Sale of New Concepts Corporation) is hereby incorporated by reference from the Registrant's Form 10-K for the year ended June 30, 1996.

10.31	Security Agreement dated April 30, 1996 between the Company and Douglas
J. Engmann is hereby incorporated by reference from the Registrant's Form 10-K for the year ended June 30, 1996.

10.32	Loan Agreement dated May 17, 1996 between the Company and Recovery Lender,
L.L.C. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended June 30, 1996.

10.33	Investment Agreement dated October 11, 1996 between the company and Allsup
Inc. is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1996.

10.34	Loan Agreement dated January 30, 1997 between the Company, Allsup Inc.
and Quest Trading, Inc is hereby incorporated by reference from the Registrant's Form 10-K/A for the quarter ended December 31, 1996.

10.35	Sole Sale Contract dated as of July 18, 1997 between Work Recovery, Inc.
and Work Recovery Europa BV is hereby incorporated by reference from the Registrant's Form 8-K dated July 25, 1997.

10.36	Engagement Letter dated as of July 16, 1997 between Work Recovery, Inc.
and Functional Capacity Evaluation Technologies, Inc. is hereby incorporated by reference from the Registrant's Form 8-K dated July 25, 1997.

99.1	Registrant's press release dated May 29, 1996 announcing Chapter 11 filing is hereby incorporated by reference from the Registrant's Form 8-K dated May 29, 1996.

*	Incorporated by reference from the Registrant's Registration Statement on Form
S-1 (No. 33-67210) or amendments thereto.

**	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(b)	Reports on Form 8-K

No Reports on Form 8-K have been filed during the last quarter of fiscal 1997.


All other exhibits are omitted as the information required is inapplicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WORK RECOVERY, INC.

                                (Registrant)

By:	/s/		DORCAS R. HARDY
Dorcas R. Hardy, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	September 26, 1997

By:	/s/  VERNON S. SCHWEIGERT
Vernon S. Schweigert, President and Chief Operating Officer
Date:	September 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  DORCAS R. HARDY
Dorcas R. Hardy, Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director
Date: September 26, 1997

/s/  JOHN E. AFFELDT
John E. Affeldt, M.D., Director
Date: September 25, 1997

/s/  JULIAN DE LA ROSA
Julian W. De La Rosa, Director
Date: September 24, 1997

/s/  RENATO DIPENTIMA
Renato DiPentima, Director
Date: September 26, 1997

/s/  WILLIAM R. SAUEY
William R. Sauey, Director
Date: September 26, 1997


Edward M. Young, Director
Date:

                                 PART IV.
Item 14. (a)(1)


                            WORK RECOVERY, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                            				Successor	     	Predecessor
                                            				 Company	        Company
                                            				  June 30,	    	  June 30,
                                               				1997			         1996
                                                ----------- |   -----------
                                             			(Unaudited) |
                                		ASSETS	                   |
                                                            |                 |
Current Assets:                                             |
	Cash and Cash Equivalents              	       $  		460    |    	$   	189
	Receivables, including Related Party,                      |
  net (Note 8)		                                   		266    |       			318
	Inventories (Note 7)	                           				682		  |         	813
	Prepaid Expenses (Note 12)			                     		109		  |         	183
                                                --------    |     --------
	Total Current Assets		                           	1,517		  |       	1,503
                                                            |
Property, Plant and Equipment, net (Note 10)    			1,697    |	      	3,738
Intangible Assets (Note 11)           		       	     107	   |		        123
Other Assets (Note 12)		                         	   121	   |		        185
                                                --------    |     --------
	Total Assets                                 	 $	 3,442	   |     $ 	5,549
                                                            |
              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)|
                                                            |
Liabilities:                                                |
	Accounts Payable                              	$   	236    |    	$   	495
	Claims Payable (Note 13)	                       		1,756	   |
	Accrued Expenses (Note 13)	                      	1,032	   |         		98
	Notes Payable, including Related Parties                   |
  (Note 16)		                                     	1,887	   |        		115
	Other Debt (Note 17)	                          			1,269    |
	Liabilities Subject to Compromise (Note 14)			             |	    		11,081
                                                --------    |     --------
	Total Liabilities			                              6,180	   |		     11,789
                                                            |
Commitments and Contingent Liabilities                      |
                                                            |
Shareholders' Equity (Deficit):                             |
	New Common Stock, $.01 par value:					 		                  |
	Authorized 48,000,000 shares, issued and                   |
	outstanding 14,716,234 shares	                   	 	147    |
	New Preferred Stock, $.01 par value,                       |
  2,000,000 shares authorized, no shares                    |
  issued and outstanding                                    |
	Old Common Stock			    		                                  |       		 184
	Additional Paid-in Capital                    			37,353    |		     57,311
	Old Preferred Stock						                                  |		      1,318
	Accumulated Deficit		                          	(40,238)	  |	     (65,053)
                                                ---------   |     --------
	Total Shareholders' Equity (Deficit)          			(2,738)   |			    (6,240)
	Total Liabilities and Shareholders'            ---------   |
  Equity (Deficit)	                             $	 3,442	   |     $ 	5,549
                                                =========   |     =========


                          See Notes to Consolidated Financial Statements

                                       WORK RECOVERY, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands except per share data)
                               		Successor Company	              Predecessor Company
                                 ----------------- |  ---------------------------------------------------
                             			  February 2, 1997 |    July 1, 1996
                                	       to	        |         to              Year Ended 		   Year Ended
	                                 	June 30, 1997   |  February 1, 1997	     June 30, 1996   June 30, 1995
                                  ---------------  | ------------------   ---------------  --------------
	                                  	(Unaudited)	   |     (Unaudited)
   					                                           |
Net Revenues:                                      |
	Sales and Related Services	           $    	648   |       	$  	1,252	      	$	  1,611     	$	2,061
	Clinic Services	                	            22	  |              	76		          3,730	     	 5,181
	Licensing and Consulting								                  |                                            900
                                       ---------   |        ---------        ---------      --------
	Total Net Revenues                         	670   |	          	1,328	          	5,341		      8,142
Cost of Sales		                              372   |		          1,030    	    			8,525	     	11,115
                                       ---------   |        ---------        ---------      --------
Gross Profit (Loss)	                        	298   |	            	298		   	    	(3,184)		    (2,973)
                                                   |
Expenses:                                          |
	Selling, General and Administrative	      3,663	  |           	7,726	          	8,537	      	8,822
	Settlement with Investors				                     |	                              185
	Loss from Unusual Activities                      |
  (Note 29 and 31)	                                |                       				    128        		493
	Additional Bad Debts				                          |	                            1,031		     13,360
	Impairment Losses	                      	37,835			|      			                     	707		     13,825
                                        --------   |         --------        ---------      --------
Loss From Operations		                   (41,200)  |         		(7,428)			      (13,772)		   (39,473)
                                        --------   |         --------        ---------      --------
Other Income (Expense):                            |
   Interest Expense	                        (105)		|             (196)				        (416)		      (439)
	Investment Losses (Note 32)				                   |			                           (926)	   	(11,437)
	Interest Income                             	14   |  	            	3		          		267		        351
	Miscellaneous Income (Expense)             		72   |	           	(236)            		26		      	(183)
                                        --------   |         ---------       ----------     --------
	Net Other Expense		                         (19)  |		           (429)	        	(1,049)	   	(11,708)
                                        --------   |         ---------       ----------     --------
                                                   |
Loss From Operations Before                        |
 Reorganization Items, Income Taxes                |
 and Extraordinary	Gain on Debt                    |
 Discharge	                             	(41,219)  |          	(7,857)			     	(14,821)		  	(51,181)
Reorganization Items (Note 15)			                  |          (22,927)		          (702)
Loss Before Income Taxes and           ---------   |          --------       ----------     --------
 Extraordinary	Gain on Debt Discharge  		(41,219)	 |	         (30,784)	       	(15,523)		   (51,181)
Income Taxes (Benefits)                            |							                                   	(332)
Net Loss Before Extraordinary Gain			  ---------			|	         --------       ----------     --------
	on Debt Discharge		                     (41,219)	 |         	(30,784)	    		  (15,523)	   	(50,849)
Extraordinary Gain on Debt Discharge               |
 (Note 2)                                   	981		 |           16,819
												                           ---------   |          --------       ----------     --------
Net Loss                              	$	(40,238)  |       	$	(13,965)	    	$	(15,523)	   $	(50,849)
                                       =========   |          ========       ==========    =========

Loss per Common Share	                 $  	(2.74)
                                       =========
Weighted Average Number of Common
	Shares Outstanding	                 	14,663,442


                         See Notes to Consolidated Financial Statements

                                WORK RECOVERY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                               		Successor Company	                        Predecessor Company
                                 -----------------  | -------------------------------------------------------
			                               February 2, 1997 	|	   July 1, 1996
                                         to	        |         to              Year Ended 		      Year Ended
	                                  	June 30, 1997   |   February 1, 1997	   June 30, 1996		    June 30, 1995
	                                -----------------  |  -----------------   ---------------    ---------------
                                    	(Unaudited)	   |      (Unaudited)
                               					                |
OPERATING ACTIVITIES:                               |
Net Loss                            	$ 	(40,238)    |    	$ 	(13,965)    			$ 	(15,523)	       $ 	(50,849)
Adjustments to Reconcile                            |
Net Loss to Net Cash                                |
Used in Operating Activities:                       |
	Depreciation and Amortization          		1,787	    |           	174		           1,878		            1,094
	Provision for Taxes					                           |		                                             	(332)
	Expenses Paid by Stock Issuance					               |                              	30   	         	2,201
	Deferred Revenues                        		(59)    |            		8		     	                      	20,591
	Impairment Losses	                     	38,835	    |	            21	             	707	           	13,825
	Non-Cash Interest                         		77     |
	Reorganization Items				                           |         22,927	             	702
	Extraordinary Gain on Debt                         |
  Discharge                              		(981)    |      		(16,819)
	Bad Debts		                               (120)    |	           	79		           1,031		           13,360
	Investment (Gains) Losses	                	(13)	   |	            85	             	926	           	11,437
Changes in Assets and Liabilities:                  |
	Receivables, Including Related Party	     	207		   |            364             		509		          (18,641)
	Inventories		                               20	    | 	          126	            	(457)	              	82
	Prepaids and Other Current Assets	         	80     |	          	154		             150             		(165)
	Leases Receivable	                         	72	    |                              				              	183
	Intangibles and Other Assets		            (101)    |	         	(170)             		20
	Accounts Payable, Trade and Other		       (797)    |	          	471		           1,231	              	192
	Accrued Expenses, Other Current                    |
  Liabilities                          		(1,731)	   |           	113             		(83)	            	(566)
	Unallocated Credits			                             |		                            	48		              800
	Liabilities Subject to Compromise		                |	        	5,036
	Deferred Licensing Revenue				                     |	                          	1,500	            	2,009
                                        --------    |       ---------          --------           --------
Net Cash Used in Operating                          |
 Activities		                            (2,962)    |	       	(1,396)				       (7,331)		          (4,779)
                                        --------    |       ---------          --------           --------
                                                    |
INVESTING ACTIVITIES:                               |
Loans to Officers and Former Officers					          |                            	(384)
Repayment from Former Officer              		30     |
Investment in Unconsolidated                        |
 Affiliates		                            	          |                   	       		(567)		          (1,345)
Purchases of Property, Plant and                    |
 Equipment                               	 	(19)    |	           (73)	           	(428)		            (554)
Sales of Property Plant and Equipment	      	14	    |         	1,290	             	360
Other Assets							                                 |                                               	(631)
                                       --------     |       --------           --------           --------
Net Cash (Used in) Provided by                      |
 Investing Activities	                      	25     |        		1,217			        	(1,019)		          (2,530)
                                       --------             --------           --------           --------

                       See Notes to Consolidated Financial Statements

                                  WORK RECOVERY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                    (In thousands)

                                		Successor Company	                    Predecessor Company
                                  ----------------- | ---------------------------------------------------
                             			  February 2, 1997 	|	   July 1, 1996
			                                      to	        |        to             Year Ended 		   Year Ended
	                                  	June 30, 1997   |  February 1, 1997	  June 30, 1996    June 30, 1995
                                  ----------------- |  ----------------   -------------   ---------------
	                                   	(Unaudited)	   |     (Unaudited)
                                                    |
FINANCING ACTIVITIES:                               |
Proceeds from Issuance of Common                    |
 Shares	                                   	1,814   |                           	924	          	14,465
Repayments of Notes Payable                         |
	and Long Term Debt		                        (154)	 |        	(1,041)       		(1,103)		         (2,407)
Proceeds from Notes Payable                         |
	and Long Term Debt                       		1,810	  |         	1,057	         	2,164	           	2,000
Purchase of Treasury Stock							                   |                             	             (1,383)
Dividends Paid	                              	(85)	 |	           (14)
                                          --------  |        --------         -------          --------
Net Cash Provided by Financing                      |
 Activities	                               	3,385   |            		2		       		1,985	  	        12,675
                                          -------   |        --------         -------          --------
Net Increase (Decrease) in Cash             		448	  |          	(177)     				(6,365)	          	5,366
Cash at Beginning of Year	                    	12	  |	           189				       6,554	           	1,188
                                          --------  |        --------         -------          --------
Cash at End of Year	                      $  	460   |  	     $   	12		       $  	189	          $	6,554
                                          ========  |        ========         =======          ========

                     See Notes to Consolidated Financial Statements

THESE NOTES HAVE NOT BEEN REVIEWED BY THE COMPANY'S INDEPENDENT PUBLIC
ACCOUNTANTS

1.  Significant Accounting Policies and Business of the Company

Reorganization

On May 29, 1996 the predecessor to WRI ("Old WRI") and its wholly-owned subsidiary, Work Recovery Centers, Inc. ("WRCI") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court").

The creditors and equity holders approved Old WRI's Plan of Reorganization ("the Plan") and on December 4, 1996 the Bankruptcy Court issued its order confirming the Plan. On February 1, 1997 (the "Effective Date"), Work Recovery, Inc. ("WRI" or the "Company") acquired the assets and assumed the liabilities of Old WRI in accordance with the Plan. A total of 14,388,429 shares of New Common Stock were issued under the Plan as follows:

*Holders of shares of Common Stock in Old WRI ("Old Common Stock") received approximately 4.6 million shares of New Common Stock at the exchange rate of one share of New Common Stock for every 10 shares of Old Common Stock. In addition, the holders of Old Common Stock received warrants ("the Warrants") for the purchase of New Common Stock at a share price of $2.50. One Warrant was issued for every ten shares of Old Common Stock held by the shareholder. The Warrants expired 180 days after the Effective Date. As of June 30, 1997 the number of Warrants exercised totaled 327,805. At July 31, 1997, the date of expiration of the Warrants, a total of 334,401 had been exercised.

*Allsup Inc. received a total of 2.6 million shares of New Common Stock, 1.3 million upon converting its prepetition and postpetition loans to equity ($1,000,000 in total) and 1.3 million upon payment to the Company of $1,000,000 in cash.

*The Team for New Management (see Note 3), the Board of Directors, and key employees received 2.5 million shares of New Common Stock.

*Recovery Lender LLC received 1.3 million in shares of New Common Stock after electing to convert its various loans with the Company to equity.

*Holders of Series B and Series C preferred stock ("Preferred Stock") received
0.1 million shares of New Common Stock at the exchange rate of one share of New Common Stock for every 10 shares of Old Common Stock to which their Preferred Stock could have been converted. The holders of Preferred Stock also received cash equal to 20% of accrued dividends. The Company is still in the process of completing all of the Preferred Stock exchanges and dividend payments.

*A reserve of 1.5 million shares of New Common Stock was made for the filers of securities fraud claims. The Company has not yet issued any shares from this reserve.

*Approximately 1.8 million in remaining shares of New Common Stock were issued in settlement of various claims against the Company. The Company is still in the process of issuing new shares in settlement of these claims.

The Plan also provided for the holders of old employee stock options to receive one new option for each 10 options previously held. New options issued to existing holders plus new options issued to all employees on the Effective
Date totaled 236,805 shares. The new options were issued in four categories, non-qualified options, qualified options - reissued, qualified standard options, and qualified performance options. The exercise price of the 103,480 non-qualified options is $3.15 (140% of $2.25). The exercise price of the 17,325 qualified options - reissued is $2.25. The exercise price for the 17,000 qualified standard options is $2.25, and the exercise price for the 102,000 qualified performance options is $2.70 (120% of $2.25). All options are scheduled to vest in equal amounts over a three year period with the first one-third vesting February 1, 1998.

The administrative claims submitted to the Court were proven by the Court to be valid and were approved. All claims, including administrative claims, have been accounted for in the accompanying financial statements.

See the Company's Disclosure Statement and Amended Joint Plan of Reorganization dated October 4, 1996, and the modification of the Plan dated November 25, 1996 for more detailed information of the Plan which are attached to and discussed in the Company's Form 10-Q for the quarter ended December, 31, 1996 and its Form 8-K dated January 30, 1997 which is incorporated herein by reference.

Business

WRI develops, manufactures, sells and distributes equipment and supplies to the rehabilitation health care industry, to assist rehabilitation facilities, physician groups, and hospitals in establishing functional capacity evaluations and work therapy programs. The primary product of the Company is the ERGOS(r) System. The ERGOS(r) System is a computer-based system that uses a proprietary, integrated system of test protocols that assesses virtually all of the physical demand elements used by the U.S. Department of Labor to define work. In addition, the Company has granted license agreements which grant to the licensee an exclusive, personal, non-transferable right to the use of the Company's products within a defined geographic area, generally an entire country, for a defined period of time, and for a defined license fee. See
Note 23 for an analysis of revenues by geographical area.

WRCI (formerly known as RehabNet, Inc.), a wholly owned subsidiary of WRI, acquired, developed and operated centers that specialized in providing therapy, evaluation, and recovery conditioning to industrially-injured workers and in providing consulting services to employers. During fiscal 1996 and fiscal 1997, WRI sold or closed all of its center operations except for its Lexington, Kentucky center, a 50% joint venture, which was sold in August, 1997.

New Concepts Corporation ("NCC"), a division of WRI, manufactured equipment and supplies for the rehabilitation health-care industry and educational products for schools, universities and industrial training programs. WRI sold NCC during fiscal 1997.

Consolidation

The consolidated financial statements include the accounts of Work Recovery, Inc. ("WRI" or the "Company") and subsidiaries in which it owns a controlling financial interest (collectively, the "Company"). The equity method of accounting is used for investments in entities in which the Company holds a controlling financial interest of 20% to 50%. All intercompany accounts and transactions have been eliminated in consolidation.

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

Goodwill

Goodwill associated with acquisitions was being amortized using the straight line method over a 40 year period. Due to significant financial deterioration of the Company, goodwill has been fully amortized.

Lease Receivable

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

Marketable Equity Securities

The Company has adopted Statement of Financial Accounting Standards No 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") effective July 1, 1994. FAS 115 requires that securities be classified as trading, held-to-maturity or available-for-sale. Trading securities are to be carried at market value with realized and unrealized gains and losses included in earnings. Securities available-for-sale are to be carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity, net of tax. See Note 6.

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


Liabilities Subject to Compromise

Liabilities subject to compromise prior to emergence from Chapter 11 bankruptcy included obligations which were outstanding on the bankruptcy filing date and were subject to compromise under the terms of the Plan. See Note 14. At June 30, 1997, all claims related to the bankruptcy had been settled or reserved and reclassified to accrued expenses.

Reorganization Items

Reorganization items consisted of income, expenses and other costs directly related to the reorganization of the Company pursuant to the Bankruptcy Code. See Note 15. No items were recorded as reorganization items following the Company's emergence from bankruptcy on February 1, 1997.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") issued in March 1995, and effective for fiscal years beginning after December 15, 1995, requires the recognition of impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for recognition of impairment losses on long-lived assets and certain intangible assets to be disposed of in accordance with FAS 121. During fiscal 1997, impairment losses totaled $39,522,000 and such amounts have been recognized in the accompanying financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), issued in October 1995, and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. While the Company is still evaluating FAS 123, it has elected to continue to measure compensation cost under APB 25.


2.  Fresh-Start Reporting

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

In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its accumulated deficit at the Effective Date. The reorganization value of the Company was determined on the basis of pro forma discounted cash flows of the new entity for a period of ten years. The total reorganization value as of the Effective Date was $36,766,000 which was approximately $40,336,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess, and other eliminations related to the plan, was included in Intangible Assets as of the Effective Date and was to be amortized over a period of ten years. It has since been determined that the asset is impaired. The financial condition of the Company is perilous and it is very doubtful it will achieve the ten year cash flow projections reviewed and agreed upon by the Company's creditors and the Bankruptcy Court. At June 30, 1997, the unamortized excess was reclassified to Impairment Losses and is included in the accompanying consolidated statement of operations under Operating Expenses.

The effect of the Plan on the Company's Consolidated Balance Sheet as of the Effective Date, is as follows:



                                    			Pre-Fresh			                Fresh
                               		      Start		     Debt		          Start
                                  		   Balance		   Discharge		     Balance
                                		     Sheet		     and Fresh		     Sheet
                                   		  February	 	 Start Value 		  February
(Amounts in Thousands)	                1, 1997	  	 Adjustments	    1, 1997
--------------------------------------------------------------------------------
ASSETS
Cash and Cash Equivalents           	$       12		                 $     	12
Receivables, net	                          	107	                     			107
Inventories                               		662	                     			662
Prepaid Expenses and Other Assets          		29		                      		29
Property, Plant and Equipment, net	      	1,933	                   			1,933
Intangible Assets [1]	                      	62    	$ 	40,336	      	40,398
Other Assets		                              367	                     			367
                                      ---------     ---------      --------
	Total Assets	                       $   	3,172    	$	 40,336     $ 	43,508
                                      =========     =========      ========
LIABILITIES AND STOCKHOLDERS'
	EQUITY
Liabilities:
	Accounts Payable	                   $    	965                 			$   	965
	Claims Payable		                                  	$  1,802       		1,802
	Accrued Expenses, Team and
	     Key Employees [2]                		5,138      		(5,138)
	Accrued Expenses, Other	               	1,408	       	1,377       		2,785
	Liabilities Subject to Compromise		    15,867	     	(15,867)
	Long-Term Debt			                                    	1,190       		1,190
                                      --------      --------      --------
	     Total Liabilities	               	23,378     		(16,636)	      	6,742
Stockholders' Equity:
	Preferred Stock	                       	1,318	      	(1,318)
	Common Stock	                            	184         		(37)        		147
	Additional Paid-in Capital	           	57,310	     	(20,691)     		36,619
	Accumulated Deficit	                 	(79,018)	     	79,018
                                      ---------      --------      --------
	     Total Stockholders' Equity	     	(20,206)     		56,972	      	36,766
	          Total Liabilities and
	          Stockholders' Equity	      $ 	3,172	     $	40,336	     $	43,508
                                      ========       =======       =======

[1] The Intangible Asset adjustment for fresh-start reporting includes an excess
reorganization value as detailed 	below:

Fresh-Start Reporting:

Establish Reorganization Value (new Common Stock) 	                 		$36,766
Eliminate Old Common Stock	                                          	(57,494)
Eliminate Accumulated Deficit	                                        	79,018
Debt Converted to Common Stock	                                       	(2,053)
Preferred Stock converted to Common Stock	                            	(1,318)
Claims Settled with Issuance of Common Stock		                         (9,445)
Common Stock Issued to management and key employees		                 	(5,138)
Excess Reorganization Value (determined to be impaired at              -------
 June 30, 1997)                                                       	$40,336
                                                                       =======

Reorganization Items directly related to bankruptcy proceedings:

Allowed Claims                                                       		$22,061
Legal Fees		                                                               616
Other Professional Fees	                                                  	209
Other	                                                                    		41
                                                                       -------
          Total Reorganization Items	                                 	$22,927
                                                                       =======
Gain recognized on debt discharge:

Elimination of Bankruptcy Claims and Related Claims	                  	$37,937
Issuance of New Common Stock	                                         	(16,748)
Re-classification of Current Liabilities	                              	(3,180)
Re-classification of Long Term Debt	                                  		(1,190)
                                                                       --------
Gain on Debt Discharge                                               		$16,819
                                                                       ========

[2] Accrued Expenses, Team and Key Employees were eliminated on the Effective Date due to the issuance of 2,500,000 in shares of New Common Stock under the Plan.


3.  Team for New Management, LLC

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

On January 18, 1996 the Company entered into an Interim Management Services Agreement ("IMSA") with the Team to provide executive management services generally performed by a President, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Board of Directors voted to continue the IMSA, as modified, through the administration of the Chapter 11 proceedings.

Under the Plan 2.5 million shares of New Common Stock were issued to the Team, key employees, and to existing members of the Company's Board of Directors in full satisfaction of their existing claims for warrants and in partial payment for services rendered during the administration of the bankruptcy proceedings. It was determined that some of these shares, issued in blocks on the Effective Date, were subject to the Securities and Exchange Commission Rule 144. A discount was calculated on those shares and an expense totaling $5,138,000 was recorded as of the Effective Date.

The Company has not utilized the services of the Team subsequent to its emergence from bankruptcy.

4.  Acquisitions

No individually significant business combinations were transacted during fiscal 1997, 1996, or 1995.

5.  Financial Instruments

The estimated fair value of financial instruments including cash and cash equivalents, accounts receivable and current liabilities approximate their carrying amounts because of the relatively short maturity of these instruments. The carrying values of long-term debt approximate the related fair values.


6.  Marketable Equity Securities

Under FAS 115, net unrealized gains and losses on trading securities are reported at fair value, with unrealized gains and losses included in earnings. The Company has determined that its marketable securities held during fiscal 1997 and 1996 are appropriately classified as trading securities under the provisions of FAS 115.

At June 30, 1996, the Company held 800,000 shares of Wincanton Corporation ("Wincanton") common stock. A total of 200,000 shares of Wincanton common stock were received during fiscal 1994 from Queensland Industries, a subsidiary of Wincanton, as payment on account. During fiscal 1995, an additional 600,000 shares (valued at $5 per share) were received in exchange for 1,500,000 shares of Work Recovery common stock (valued at $2 per share). At June 30, 1995, Wincanton stock was being publicly traded at approximately $10 per share. The consulting agreement with Work Recovery, further discussed in Note 8, had not been disclosed to the public at that time however. Subsequent to public disclosure of the agreement, the Wincanton stock significantly declined in value and as of September 19, 1997 traded at approximately $.34 per share. Additionally, it was determined that the 600,000 shares received during fiscal 1995 could not be sold because the certificate was not registered in the name of the Company. It is uncertain whether the Company will be able to transfer the shares for the Company's benefit.

During June, 1997, the Company sold 15,000 of the 200,000 shares received during fiscal 1994. The shares were sold at an average price of $.31 per share. The Company has sold an additional 120,000 shares since June 30, 1997. However, at June 30, 1997, no value was placed on the remaining 185,000 shares. The value of the 600,000 shares received during fiscal 1995 were recorded as a loss during fiscal 1995.


7.  Inventories

Inventories consist of the following;
                                           	June 30, 1997    	June 30, 1996
                                            -------------     -------------

Raw Materials                               	$	446,000         	$	631,000
Finished Goods	                               	288,000	          	121,000
Work in Progress		                             118,000	          	197,000
Reserve for Excess and Obsolete Inventory	   	(170,000)        		(136,000)
                                             ---------           ---------
                                            	$	682,000	          $	813,000
                                             =========           =========

8.  Receivables

Trade receivables totaled $251,000 at June 30, 1997 and $273,000 at June 30, 1996 net of allowance for uncollectible amounts of $245,000 and $2,426,000 in 1997 and 1996.

At June 30, 1995, consulting receivables included $6,991,000 due from Wincanton for consulting services. At June 30, 1996, this amount was fully reserved and classified as noncurrent as management did not anticipate collection within the next fiscal year. Subsequent to the approval of the Plan, both the non-current receivable and the reserve were eliminated.

The Company entered into a consulting agreement with Wincanton as of July 1, 1994 whereby the Company would provide certain consulting services to Wincanton related to marketing of Tradesman Industries, Inc. products for a total
$9,600,000.   Payments of approximately $2,609,000 were received from
Wincanton as of June 30, 1995 with the remaining balance payable within one year of the original billing date. Revenue of $600,000 was previously recognized in proportion to identified costs incurred and the remaining $2,009,000 was reclassified as deferred revenue. Because there was no assurance that the Company would receive further payment from Wincanton or be able to retain funds paid, the entire $2,009,000 deferred revenue balance was included in liabilities subject to compromise as of June 30, 1996.

As of June 30, 1997 the Wincanton claim had been discharged and is no longer a part of the outstanding bankruptcy claims.


9.  Investments As Lessor

Net investment in sales-type leases:
                                          	June 30, 1997       	June 30, 1996

Minimum Lease Payments Receivable          $   	-	               $	3,132,000
Allowance for Uncollectible Payments	          	-	              	( 2,495,000)
Unearned Amount Representing Interest	         	-                 		(637,000)
                                           ----------            ------------
Net Investment                            	$   	-               	$     	-
                                           ==========            ============

Equipment leases were fully reserved as of June 30, 1996. This decision was based on the delinquency of lease payments and lessee responses to demand notices filed by the Company. Management determined that, based on these responses, WRI had not filed equipment liens, some of the equipment may not have been received by lessees, and the location of other equipment may not be determinable. Accordingly, no residual value of the equipment was provided in establishing this provision.


10.  Property, Plant and Equipment

Property, plant and equipment decreased approximately $2,041,000 from the June 30, 1996 balance of $3,738,000 to $1,697,000 at June 30, 1997, primarily due to the sale of property and facilities.

                       		    	        		 June 30, 1997       June 30, 1996

Land	                                    $   	300,000         	$   	800,000
Furniture and Equipment		                   1,122,000	           	4,195,000
Leasehold Improvements	                       	18,000             		179,000
Vehicles	                                     	70,000	             	 70,000
Buildings                                 		1,608,000	           	2,084,000
                                          -----------          ------------
     Total, at cost	                       	3,118,000           		7,328,000

Less Accumulated Depreciation
       and Amortization                  		(1,421,000)         		(3,590,000)
                                         ------------           -----------
	                                        $ 	1,697,000         	$	 3,738,000
                                         ============           ===========

Impairment losses of $133,000 were recognized during fiscal 1997 for Property, Plant and Equipment.

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

Subsequent to entering into the master distribution license and the share purchase agreement, a lawsuit was filed challenging, in part, Tradesman's rights to certain technology. The patent infringement count has been dismissed with prejudice. An additional lawsuit alleges, in part, that the plaintiff was defrauded out of patented technology. The Company does not anticipate any revenue from this asset, accordingly it fully reserved the asset in fiscal 1995. It is the intent of the Company to sell the master distribution license; however, there can be no assurance they will be able to recover any of the Company's investment in this license.

During fiscal 1997 the Company purchased for $115,000 the rights, title and interest in ERGOS( computer software programs developed specifically for the Company. This asset is being amortized over sixty months.

In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its accumulated deficit at the Effective Date. The reorganization value of the Company was determined on the basis of pro forma discounted cash flows of the new entity for a period of ten years. The total reorganization value as of the Effective Date was $36,766,000 which was approximately $40,336,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess, and other eliminations related to the plan, was included in Intangible Assets as of the Effective Date and was to be amortized over a period of ten years. It has since been determined that the asset is impaired. The financial condition of the Company is perilous and it is very doubtful it will achieve the ten year cash flow projections reviewed and agreed upon by the Company's creditors and the Bankruptcy Court. At June 30, 1997, the unamortized excess was reclassified to Impairment Losses and is included in the accompanying consolidated statement of operations under Operating Expenses.


12.  Prepaid Expenses and Other Assets



                                              	June 30, 1997	   June 30, 1996
                                               ------------     -------------
Prepaid expenses consist of the following:

Prepaid Directors' & Officers' insurance       	$	103,000     	  $	177,000
Miscellaneous prepaid insurance	                   	6,000		          6,000
                                                 --------         --------
     Total Prepaid expenses                    	$	109,000       	$	183,000
                                                 ========         ========

13.  Accrued Expenses and Claims Payable


                                              	June 30, 1997   	June 30, 1996
                                               -------------    -------------
Accrued expenses consist of the following
 categories:
Payroll, employee benefits and related taxes $  	150,000	         $  	95,000
Severance pay		                                  120,000
Professional fees	                              	496,000
Provision for unsettled claims		                 113,000
Other	                                          	153,000	             	3,000
                                               ---------          ----------
     Total Accrued expenses	                 $	1,032,000         	$ 	 98,000
                                              ==========          ==========

Claims payable consist of the following
 categories:

Legal Fees	                                  $  	588,000         	$
Other Administrative Claims		                    149,000
Lease Claims		                                   608,000
Other Bankruptcy Claims		                        411,000
                                               ---------           ---------
     Total Claims payable                 	  $ 1,756,000         	$    	-
                                               =========          ==========

14. Liabilities Subject to Compromise and Contingencies Resulting From Bankruptcy Proceedings

At June 30, 1997 all claims related to bankruptcy have been settled or reserved
and reclassified to accrued expenses and claims payable.   Principal categories
of claims reclassified in the consolidated balance sheet as of June 30, 1996 and included in liabilities subject to compromise are as follows:

                                             	June 30, 1997	    June 30, 1996
                                             --------------    --------------
Unearned Revenue and Unallocated Credits	                      	$	4,523,000
Long-Term Debt		                                                 	2,659,000
Notes Payable		                                                 		1,109,000
Accounts Payable and Other Accrued Expenses		                   		2,260,000
Liabilities for Lease Rejections		                                		530,000
                                              -----------       -----------
	                                            $     -          	$	11,081,000
                                              ===========      ============

15.  Reorganization Items

Certain items of income and expense which were directly related to the Company's reorganization proceedings have been reflected in the consolidated statements of operation as reorganization items and include the following items:

                                              July 1, 1996
                                           	      to  	            Year Ended
                                            	February 1, 1997   	June 30, 1996
                                             ----------------    -------------
Loss on Settlement of Leases                	$ 	6,866,000     	$    530,000
Securities Fraud Claim		                       13,250,000
Legal and Other Professional Fees		               825,000         		168,000
Warrants 	                                     	1,320,000
Claims Trust Fund	                               	625,000
Other expenditures directly related to the
     Chapter 11 proceedings		                      41,000           		4,000
                                              -----------       -----------
	                                            $	22,927,000      	$  	702,000
                                              ===========       ===========

16.  Notes Payable, Including Due Related Parties

Notes payable, including due related parties that existed as of the date of filing for protection under the bankruptcy laws were reclassified as liabilities subject to compromise as of June 30, 1996. See Note 14.

Notes payable, including due related parties consist of the following:

                                                    June 30, 1997	 June 30, 1996
                                                    -------------  -------------
Allsup Inc. and Quest Trading, Inc. Loan Agreement	 $	1,810,000

Note payable to related party, interest at 12.0%
 per annum. Note is secured by certain assets of
 the Company and is convertible, at the option of
 lender and subject to Bankruptcy Court approval,
 into common stock of the reorganized Company at
 1.0% of the reorganized company's outstanding
 stock (on a fully diluted basis) for each
 $100,000 of indebtedness. Principal and interest
 are due, unless converted, the earlier of either
 December 31, 1996 or confirmation of the
 Company's Plan or upon filing of a competing plan.  	     	         	$  	515,000

Note payable to related party, secured by certain
 assets of the Company.  Principal and interest of
 15.0% per annum are due on demand.		                                    		35,000

Note payable to a corporation, secured by two
 ERGOS(r) Systems and convertible at the option of
 the lender and subject to Bankruptcy Court
 approval into common stock of the Company at 1.0%
 of the reorganized company's outstanding stock
 (on a fully diluted basis) for each $100,000  of
 indebtedness. Principal and interest at the rate
 of 10.0% per annum are due, unless converted, the
 earlier of either December 31, 1996 or
 confirmation of the Company's Plan or upon filing
 of a competing plan.                	                                   	500,000

Premium finance agreement for directors' and
 officers' liability insurance:  1997 policy, 8.16%
 interest payable in ten monthly installment of
 $ 17,990;  1996 policy, 6.9% interest, payable in
 monthly installments or $27,947.	                     71,000		           164,000

Other short-term notes to individuals are
 unsecured loans due on demand with interest rates
 ranging from 8.0% to 11.0%			                         	6,000	       	     10,000
                                                    ---------           ---------
Total Notes Payable		                               1,887,000	         	1,224,000
Less Liabilities Subject to Compromise				                              1,109,000
                                                    ---------           ---------
                                                  $	1,887,000        	$	  115,000
                                                   ==========          ==========

In January, 1997, the Company entered into a Loan Agreement with Allsup Inc.
and Quest Trading, Inc. (collectively, "the Lenders") pursuant to which the Lenders have agreed to loan the Company up to $2,000,000 in one or more advances (the "Loan"), subject to the satisfaction of certain conditions set forth in the Loan Agreement. On June 30, 1997, the Company had borrowed $1,810,000.
The Loan will revolve and, provided applicable conditions are satisfied, repaid principal may be re-borrowed until the maturity of the Loan, December
31, 1997. The Loan is being used to support the working capital needs of the Company and to make payments due under the Plan. The Loan is secured by a security interest in all of the Company's personal property including its intellectual property.

On February 3, 1997, pursuant to the Loan Agreement the Lenders were granted 100,000 options to purchase shares of New Common Stock of the Company at an exercise price of $1.56 per share. On April 30, 1997, pursuant to the Loan Agreement, the Lenders were granted 225,000 options to purchase shares of New Common Stock of the Company at an exercise price of $0.42 per share.
The options will expire twelve months from date of delivery to the Lenders.


17.  Long-Term Debt

Subsequent to adoption of the Chapter 11 Reorganization Plan, the Company's long term debt at June 30, 1997 consists of a trust deed and an individual note. Due to slow sales and reduced cash flow, no debt service payments were made on the Trust Deed after June 30, 1997 and the property is listed for sale. In addition, the lender has initiated foreclosure proceedings against the Company. Therefore, all long-term debt has been reclassified as current in the accompanying consolidated financial statements.

As of June 30, 1996 all long-term debt totaling $2,659,000 was reclassified as liabilities subject to compromise. See Note 14.


                                            				June 30, 1997	  June 30, 1996
                                                -------------   -------------
Trust Deed, payable in monthly installments
 of $11,461, interest of 9.7% per annum
 through June 30, 2005, increasing to 15.0%
 upon default.  This loan is collateralized
 by real property and other assets.           	$	1,169,000      	$	1,232,000

Mortgage, payable in monthly installments of
 $7,444, interest at 9.7% per annum through
 June 30, 2005, increasing to 15.0% upon
 default.  This loan was collateralized by
 real property and other assets.		                                 		805,000

Bank Note, payable in monthly installments
 of $4,500, interest at 9.7%, with final
 payment due in July 1996.  This note is
 collateralized by the assets of Work
 Recovery Center of Eau Claire, Inc.	                                		8,000

Capital Lease, payable to various entities
 and individuals with imputed interest rates
 ranging from 8.1% to 21.8% and total monthly
 obligations of  $24,684.  These leases are
 collateralized by certain equipment.	                             		566,000

Notes to Individuals, payable in monthly
 installments totaling $8,958,including
 interest at 9%, with final payments due
 July 1996 and January 1998.				                                    		48,000

Note to Individual, payable in monthly
installments of $2,114, interest at 8%
per annum through February 1, 2002.	               	100,000
                                                -----------       ----------
				                                            $	1,269,000	     $	2,659,000
                                                ===========      ===========

18.  Commitments

The Company leases equipment under noncancelable capital and operating leases. As of June 30, 1997 the Company has only operating leases for equipment. The approximate annual commitments relating to these leases for the years ending June 30 are as follows:


             				                          Operating Leases
		1998                                       $  23,000
		1999                                          23,000
		2000                                          23,000
                                              --------
 	                                            $ 69,000
                                             =========

The Company has a sublease on an ERGOS(r) System with a company in Texas. At June 30, 1997 approximately 14 months, or $33,909, remained payable on the lease.

Dividend Restrictions

Cash dividends on common stock may not be declared or paid while the Company has preferred stock outstanding. In accordance with the Plan, all preferred stock has been canceled and the Company is in the process of distributing to all previous holders of Preferred Stock cash equal to 20% of accrued dividends.

Consulting Agreements

During Fiscal 1997, as provided by the Plan, the Company issued 2,500,000 shares of New Common Stock to the Team for New Management, Board of Directors and key employees as partial payment for services rendered during the administration of the Bankruptcy.

As of June 30, 1993, the Company had entered into various one year consulting agreements, principally expiring on January 14, 1994, related to the acquisition of subsidiaries, financing, capital, licensing, sales, public/investor relations and marketing whereby various consultants may ultimately be remunerated for services rendered with common stock of the Company. During fiscal 1996 and 1995, the Company issued a total of 9,748 and 860,694 shares, respectively, of its common stock for services rendered under the above and other agreements.

Shares issued under the agreement described in the previous paragraph were issued as free trading shares registered with the Securities and Exchange Commission ("SEC") on Form S-8. Substantial shares issued under these agreements were issued to persons otherwise employed by or transacting business with the Company. Present management cannot determine whether there is any correlation between these shares issued and other reciprocal transactions, if any, between the Company and these persons or their affiliates.


Other Commitments

The Company entered into future purchase commitments under the Tradesman agreement for 1,000 vehicles per year for the initial 15 year term at the initial minimum price of $30,000 per unit. It is doubtful that the Company could honor these commitments even if Tradesman were able to produce the units, which management believes is highly unlikely.

19.  Preferred Stock

Pursuant to the Plan, holders of Series B and C Preferred Stock in the Company are entitled to receive cash equal to 20% of all accrued dividends and 100,000 shares of New Common Stock at the exchange rate of one share of New Common Stock for every 10 shares of Old Common Stock to which their Preferred Stock could have been converted.

Series A Preferred Stock, was redeemed in accordance with its terms and the funds required to redeem the stock were contributed as additional capital and without compensation, exchange or reimbursement by a member of the Team.

The Company has 2,000,000 shares of New Preferred Stock authorized , no shares have been issued as of June 30, 1997.

Preferred stock for the Predecessor and Successor Company consists of:


					                                             Successor   	    Predecessor
					                                              Company	          Company
                                             				June 30, 1997		 February 1, 1997
                                                -------------- |  ----------------
                                                               |
11.0% Redeemable Cumulative Convertible,                       |
$ 10 Redemption Value:                                         |
Series A:  Authorized 70,000 Shares:                           |
Issued and Outstanding 113 Shares (1996)                       |
and 1,245 Shares (1995)                                        |				$    	1,000
                                                               |
Series B:  Authorized 200,000 Shares:                          |
Issued and Outstanding 59,398 Shares (1996)                    |
and 71,109 Shares (1995)				                                   |       	598,000
                                                               |
Series C:  Authorized 500,000 Shares:                          |
Issued and Outstanding 71,912 Shares (1996)	                   |
and 85,401 Shares (1995)			                                    |      		719,000
                                                               |
New Preferred Stock:  Authorized 2,000,000                     |
Shares: No shares issued and Outstanding	                      |
                                                 ----------    |     -----------
				                                           	$    -         | 	 	$	1,318,000
                                                 ==========          ===========

20.  Common Stock Transactions

On the Effective Date, approximately 4,600,000 shares of New Common Stock were issued to holders of Old Common Stock at the exchange rate of one share of New Common Stock for every ten shares of Old Common Stock. In addition, holders of Old Common stock received one Warrant for the purchase of New Common Stock at a share price of $2.50 for every ten shares of Old Common Stock held by shareholders. As of June 30, 1997 approximately 328,000 warrants have been exercised.

At June 30, 1997, the Company has approximately 5,800,000 shares of common stock reserved but not issued. Of this balance, 1,500,000 shares are reserved for securities fraud claims and the remaining balance for other claimants and warrant holders, if any.

As further disclosed in Note 27, prior management sold common stock pursuant to the provisions of Regulation S of the Securities Act of 1933. This stock was sold at substantial discounts to market. During fiscal 1996, 500,000 shares of common stock were sold for an aggregate consideration of $1,000,000 with an average discount to market of 74.2%. The purpose or nature of the discounts and whether they exceed a reasonable discount, has not been determined. Furthermore, it has not been determined whether there is any correlation between the excess discounts, if any, and other reciprocal transactions between the Company and these purchasing entities or their affiliates.


21.  Warrants

As of June 30, 1996, there were 6,001 A Warrants, 1,562,500 B Warrants, 175,000 C Warrants, 175,000 D Warrants and 164,000 Dealer Warrants outstanding. These warrants were issued on May 5 and June 7, 1993 in connection with a private placement of the Company's common stock. The stock underlying these warrants was registered by the Company from July 1, 1994 until March 30, 1995, during which time the warrants were exercisable.

Under the terms of the Plan, each holder of B Warrants received its pro rata share of 150,000 shares of New Common Stock and each holder of Dealer Warrants received its pro rata share of 350,000 shares of New Common Stock. No provision was made for the holders of A Warrants, C Warrants and D Warrants and were canceled as of the Effective Date. The Company is still in the process of issuing New Common Stock to B Warrant holders and Dealer Warrant holders.

On the Effective Date, new warrants ("New Warrants") were issued for the purchase of New Common Stock. The New Warrants gave each shareholder of record at January 31, 1997 the right to purchase, at $2.50 each, one share of New Common Stock in the Company for every ten shares of Old Common Stock.
The New Warrants were scheduled to expire on the earlier of 180 days after the Effective Date, or the date upon which 2,700,000 shares of New Common Stock had been purchased pursuant to the exercise of New Warrants. As of June 30, 1997, 327,805 had been exercised and as of July 31, 1997, the expiration date, 334,401 had been exercised.

In addition to the New Warrants, the Company issued warrants to Allsup Inc.
(the "Allsup Warrants") to purchase additional shares of New Common Stock.
The Allsup Warrants were non-transferable and gave Allsup the right to purchase up to 300,000 shares at a price of $2.50 per share. The Allsup Warrants expired August 20, 200 days after the Effective Date, with none exercised.

22.  Stock Options

Employee Stock Option Plan

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

A total of 239,805 new options to purchase shares were issued to existing holders and to all employees on the Effective Date. The new options were issued in four categories, non-qualified options, qualified options - reissued, qualified standard options, and qualified performance options.
The exercise price of the 103,480 non-qualified options is $3.15 (140% of $2.25). The exercise price of the 17,325 qualified options - reissued is $2.25. The exercise price for the 17,000 qualified standard options is $2.25, and the exercise price for the 102,000 qualified performance options is $2.70 (120% of $2.25). All options are scheduled to vest in equal amounts over a three year period with the first one-third vesting February 1, 1998. A summary of the qualified 1993 Incentive Stock Option Plan activity during fiscal 1997 is as follows:


	Available for grant at June 30, 1996	                           2,122,654
	Ten to one reverse split at Effective Date (February 1, 1997)	 (1,910,389)
	Available for grant at February 1, 1997	                         	212,265
	New qualified options issued on Effective Date		                 (119,000)
                                                                 ----------
	Available for grant at June 30, 1997	                             	93,265
                                                                 ==========

Allsup Inc. Options

Pursuant to the loan agreement dated January 30, 1997 between Allsup Inc., Quest Trading, Inc. (the "Lenders") and the Company, stock options to purchase 100,000 shares of the Company's New Common were issued to the Lenders at $1.56 per share as a commitment fee for the $2,000,000 line of credit. On March 25, 1997, the Company borrowed $1,800,000 from the line and issued 225,000 additional options to purchase shares of New Common Stock at $.42 per share.


23. Revenues by Geographic Area / Major Customer

Revenues by geographic area for the years ended June 30 are as follows:

                              				        1997		       1996			       1995
                                       ----------   ----------   ------------
United States	                      		$	1,996,000  	$	4,717,000	 	$	7,214,000
Europe					                                            	552,000	    		446,000
Canada				                                 	2,000	      	72,000		    	182,000
Middle East					                                                   			300,000
                                       ----------    ----------     ---------
Total Net Revenues	                  	$	1,998,000	  $	5,341,000 		$ 8,142,000
                                       ==========    ==========     =========

Included in deferred revenue in 1995 are $7,600,000 from Al-Sabah Trading and Development and $6,000,000 from Work Recovery Far East/MEI Japan. Additionally, as disclosed in Note 8, during fiscal 1995 the Company entered into a consulting agreement with Wincanton for $9,600,000, of which $600,000 was recognized as revenue and $6,991,000 was recorded as a contra to accounts receivable in fiscal 1995 and $2,009,000 was recorded as unearned revenue and included in liabilities subject to compromise as of June 30, 1996.

During fiscal 1995, the Company entered into various licensing agreements with third parties of other countries. The agreements require a specified number of product purchases over the term of the agreement and most agreements require royalty fees to the Company based upon gross revenues of the sub-licensees. These transactions, would, if recognized exceed 10% of total revenues. Due to the questionable ability of the licensee to perform, these receivables were
reserved or reclassified as deferred  or unearned revenue.   The Company
rejected or negotiated terms for all of its foreign licenses in the Bankruptcy Court.

The Company had a 31% equity interest in WR Pty, the licensee for Australia and New Zealand. This investment was fully reserved as of June 30, 1996 and was eliminated in Fresh-Start accounting on the Effective Date.

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

			                               June 30, 1997		June 30, 1996		June 30, 1995
                                  -------------  -------------  -------------
Primary:
Weighted Average Common
  Shares Outstanding	              14,663,442    		45,817,199   		33,497,660
Weighted Average Common Share
  Equivalents	                                                   	 1,994,414
Total Weighted Average Common      ----------     -----------     ----------
  and Common Equivalent Shares   		14,663,442	    	45,817,199	   	35,492,074
                                   ==========     ===========     ==========
Fully Diluted:
Weighted Average Common
  Shares Outstanding              	14,663,442    		45,817,199	   	33,497,660
Weighted Average Common
  Share Equivalents	                                            		 4,345,185
Total Weighted Average Common      ----------      ----------     ----------
  and Common Equivalent Shares		   14,663,442    		45,817,199	   	37,842,845
                                   ==========      ==========     ==========

Due to the net loss for fiscal 1997, primary weighted average common shares were used to calculate fully diluted loss per share due to the anti-dilutive effect of using fully diluted shares in a net loss calculation.


25.  Related Party Transactions

The Company entered into transactions with various affiliated entities. The following table describes these transactions.

                                         			June 30, 1997		June 30, 1996		June 30, 1995
                                            -------------  -------------  -------------
The Company engaged an entity owned by a
  brother of a former officer of the
  Company for equipment delivery and
  installation		                                         	 $     49,000  	$     96,000
The Company advertised with a
  NASCAR racing team sponsored, in part,
  by a former officer of the Company                            	14,000	       	85,000
The Company received consulting services
  from a company in which a former member
  of the Board of Directors of the Company
  is an officer and owner	                                     		30,000		       76,000
The Company received consulting services
  from the current Chief Executive Officer
  before appointment of the Team For New
  Management	          		                                        45,000
Balance of Indebtedness due from Work
 	Recovery Pty. Ltd., an equity investment                  		4,730,000    	 4,163,000

                                           	June 30, 1997		June 30, 1996		June 30, 1995
                                            -------------  -------------  -------------
The Company purchased two centers from an
 officer of the Company, net.  See Note 29                     		85,000
The Company made loans to two of the
 Company's officers 		                                         	164,000
The Company advanced payments of legal
 fees to former officers under
 indemnification agreements	                                  		220,000
The Company received a loan from a member
 of The Team for New Management, of which
 $35,000 is subject to compromise		                             125,000
The Company received a loan from an entity
 that received funds from certain officers
 of the	Company, of which $400,000 is
 subject to compromise	                                        	515,000
Management fee paid/payable to Team for New
 Management	                                  $  	423,900	     	537,000
Travel expenses paid/payable by Member of
 the Team for New Management	                      61,000
New Common Stock issued to Team for New
 Management	                                    3,817,500
Additional New Common Stock issued to
 2 Members of the Team for New
 Management	                                    2,683,247
New Common Stock issued to 18% shareholder	     1,000,000
The Company issued common shares for a
 license, equity investment and unit deposit
 to Tradesman. See Note 20                                    3,550,000		    6,450,000
The Company leased space for a WRC center
 from the former Chief Executive Officer	                       	22,000
Investment in unconsolidated affiliates:
 WR Pty	                                                      		840,000		      840,000
 Other		                                                                      	352,000
Total investment in unconsolidated
 affiliates, before reserves	                                  	840,000	 	   1,192,000
Loan from 18% shareholder converted to equity	1,000,000

The total equity in losses of unconsolidated affiliates included in miscellaneous income (expense) was $ 0, $567,000 and $300,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

At June 30, 1997, 1996 and 1995, the Company owned an approximate 9% equity
interest in Wincanton.   Queensland Industries is a wholly owned subsidiary
of Wincanton and holds an exclusive license from the Company for the right to use ERGOS(r) Systems in Canada. During fiscal 1995, the Company acquired a 10% equity interest in Tradesman, a master distribution license and agreed to pay a performance deposit. See Notes 11 and 12.

26.  Deferred Income Taxes

The components of income tax expense for the years ended June 30 are comprised of the following amounts:

                                     		     1997		     1996    		    1995
                                          ---------   --------    ---------
Deferred
 Federal	                               	$    -       $   -	     	$ (254,000)
 State		                                      -           -    		    (68,000)
                                          ---------   ---------   ----------
   Total	                               	$    -      	$   -     		$ (332,000)
                                          =========   =========   ===========

Total Provision:
 Federal	                               	$    -      	$   -     		$ (264,000)
 State		                                      -           -    		    (68,000)
                                         ----------   ---------    ----------
   Total	                               	$    -      	$   -     		$ (332,000)
                                         ==========   =========    ==========

As a result of the Company's bankruptcy and subsequent plan of reorganization which was confirmed by the Bankruptcy Court effective February 1, 1997, the Company has no deferred Federal or State income taxes for the years ended
June 30, 1997, 1996, or 1995. In addition, due to continued operating losses since the Plan was confirmed, the Company has no income taxes deferred, due or payable for the period from confirmation (February 1, 1997) through June 30, 1997 or for the fiscal years ended June 30, 1997, 1996, or 1995.

The Company has net operating losses available to offset future taxable income of approximately $42,000,000 that begin expiring in the year 2007 and later. In addition, the Company has approximately $1,700,000 of operating losses subject to SRLY loss limitation rules. Because it is unlikely that these operating losses will be realized, the tax benefit has been fully reserved.


27.  Legal Contingencies

Under the Plan confirmed by the Bankruptcy Court, the following matters were treated and/or discharged as described below:

Shareholder and Class Action Lawsuits

Subsequent to an August 9, 1995 Wall Street Journal article about the Company, the Company, its former directors and certain of its former officers were named as defendants in various shareholder class action lawsuits filed in the United States District Court for the District of Arizona and one shareholder derivative suit filed in state court in Colorado. The lawsuits generally alleged that the defendants misstated or omitted to state certain material facts in press releases, filings with the SEC, and other statements by the defendants. The complaints generally requested compensatory damages, interest, costs and expenses, punitive damages, and such other relief as the court might deem just and proper. The Arizona lawsuits were consolidated into one class action proceeding and additionally alleged violations of generally accepted accounting principles and alleged various "sham" transactions.

Officer Indemnifications

During fiscal 1996 the Company entered into indemnification agreements with each of its former directors and with certain former officers. On October 27, 1995, the Company advanced $100,000 in payment of legal fees, subject to the terms of the agreements, to the law firm representing Mr. Brandon, Mr. Bunker and Ms. Duncan. Subsequently, the former Board of Directors of the Company appointed independent counsel to review the conduct of these former officers and determine whether their individual conduct would preclude the Company from advancing expenses on their behalf in connection with certain legal proceedings prior to the disposition of those proceedings. Independent counsel determined that Mr. Brandon's conduct did not satisfy certain standards of conduct and that, as a result, the Company was precluded from advancing expenses on behalf of Mr. Brandon in connection with certain legal proceedings. Independent counsel determined that both Ms. Duncan and Mr. Bunker were not precluded from indemnification and the advancement of legal expenses. Ms. Duncan and Mr. Bunker each engaged separate counsel and, in January 1996, the Company advanced legal expenses for Ms. Duncan and Mr. Bunker of $60,000 each. In June 1997, the Company advanced an additional $5,000 in legal expenses for Ms. Duncan.

Regulation S

Another contingency related to potential violations of Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Federal securities laws, as applied to the Company, generally prohibit securities sold abroad to a non-U.S. person pursuant to Regulation S from being resold to a U.S. person prior to the expiration of at least a 40-day restricted period following the original offshore sale by the Company.
During fiscal 1995 the Company instructed its transfer agent to remove legends from the certificates representing 1,333,166 shares prior to the end of the 40-day restricted periods for several issuances pursuant to Regulation
S. These transactions with Intavest are more thoroughly disclosed in Note 29. In each of these transactions, the Company has been informed that the shares were placed in street name but held for the benefit of non-U.S. persons prior to the end of the 40-day restricted periods. The Company is still investigating whether a violation of Regulation S has occurred.

If a violation has occurred, the SEC could elect to bring an administrative proceeding against the Company, alleging violations of the registration requirements set forth in Section 5 of the Securities Act. Further, if a violation has occurred, such transactions could lead to civil litigation by private plaintiffs against the Company alleging violations of Section 5 of the Securities Act. The Company's liquidity would be materially and adversely affected by any such administrative proceeding by the SEC or civil litigation by private plaintiffs. No such transactions occurred during fiscal 1996 or fiscal 1997.

Licensee Lawsuit

Al Sabah Trading and Development Company PLC, a licensee of the Company who, during fiscal 1995, had also entered into transactions to purchase 37 ERGOS(r) Systems (more thoroughly described in Note 29), has filed a complaint against the Company alleging breach of contract and negligent misrepresentation. The complaint seeks damages in the amount of $1,500,000, which represents the amount paid on the license agreement during fiscal 1996, plus attorney's fees and costs. The Company disputed this claim and is pursued its defenses in the Bankruptcy Court. In relation to this matter, $1,500,000 was included in unearned revenues and unallocated credits in liabilities subject to compromise as of June 30, 1996.

Additionally, amounts previously collected on license agreements with other entities, totaling $5,738,000, may be refundable in the event of continuing default by the Company.

Other Legal Claims

Forestry International, Inc., an entity affiliated with Mr. Brandon, made a demand on the Company for payment of 200,000 shares of WRI common stock in satisfaction of a guarantee made by Mr. Brandon of an obligation between Wincanton and Forestry International. The guarantee was not disclosed to or approved by the Board of Directors of WRI and the nature of this agreement had not been disclosed to the Company.

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

Mr. Robert Page filed a complaint in the United States District Court in Delaware against Wincanton, its principals and the Company. Mr. Page alleged he sold a patent to Wincanton in exchange for shares in Wincanton and that Wincanton failed to deliver freely tradable shares. Mr. Page further alleged that Wincanton, its principals and WRI manipulated the value of Wincanton stock. The Company disputes these claims insofar as they relate to WRI.
No amount was accrued relating to this matter as of June 30, 1996.

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

SEC and FBI Investigation

On August 11, 1995 the SEC initiated a formal order of private investigation into the Company's financial dealings and reporting. The FBI also has been investigating the allegations. No additional information is available through September 1, 1997.

Nasdaq Investigation and Delisting

As a result of not filing Form 10-K for the year ended June 30, 1995, a hearing was conducted on October 30, 1995 by Nasdaq to determine whether the stock of the Company should continue to be listed on the Nasdaq Stock Market. After the hearing and related investigation the stock was delisted effective with the opening of business on November 9, 1995.

28.  Statement of Cash Flows

Supplemental disclosures of cash flow information:


                              			  June 30, 1997		June 30, 1996		June 30, 1995
                                   -------------  -------------  -------------
Cash paid for interest            	$    	14,000  	$   	410,000	 	$    425,000
Cash paid for income taxes			                           10,000
Noncash Investing Activities:
 	 Wincanton common stock		                           		66,000    		3,000,000
  	 Tradesman common
   	  stock, license and deposit                                   10,000,000
 	 Net assets acquired		                                           	1,312,000
Noncash Financing Activities:
  	 Due Wincanton on Tradesman
    	  investments		                                              		3,550,000
  	 Debt issued or assumed in
    	  business acquisitions	                                       		812,000
  	 Preferred Shares Issued for
    	  dividends		                                   		116,000      		357,000
  	 Common Shares Issued:
    	  For Wincanton common stock	                                		3,000,000
    	  For Tradesman investment	                    	3,550,000    		6,450,000
    	  For business acquisitions		                                  		500,000
    	  In payment of debt	                                          		848,000
	      In payment of debt under the
        Plan                        	9,445,000
    	  For services rendered	          	67,200	        	30,000    		2,201,000
       Under stock option plan	                       		69,000      		272,000
    	  Other	                                                       	(158,000)
    	  Converted from preferred stock                		483,000    		1,459,000
 Retired treasury stock		                          		1,384,000

29.  Other Unusual Transactions and Activities

Yorkton Securities, Inc. - Intavest Pty, Ltd.

In its Form 10-Q for the quarter ended March 31, 1995, the Company reported receiving $6,250,000 as collection on accounts receivable as a subsequent event.

As of June 30, 1995, the Company has determined that the $6,250,000, represented by Mr. Brandon as being received and as being collections on various accounts receivable, were in fact not received in an account at Yorkton Securities, Inc. ("Yorkton") until August 3, 1995.

Additionally, the amount was not collection of accounts receivable but loan proceeds from a loan by Yorkton to Intavest Pty Ltd. ("Intavest") which were transferred into an account only bearing the name of WRI.

However, as of June 30, 1995, at Mr. Brandon's direction, the $6,250,000 was credited to the following account receivable balances: Carat International license receivable balance of $2,100,000, Carat International ERGOS(r) receivable balance of $2,307,000, A-1 Financial Planning stock subscription receivable balance of $690,000, Victoria Overseas Fund, Inc. stock subscription receivable balance of $651,750 and Midwestern Diagnostic Assessment Services, Inc. ("Midwestern Diagnostic") license receivable balance of $501,250. The management of Carat International independently confirmed their license and ERGOS(r) Systems account receivable balances net of the above amounts as they had been actually paid. The other accounts were netted to zero by the above allocations. These entries were reversed during fiscal 1995 and the $6,250,000 was credited to cash. The accounts receivable balances were fully reserved in fiscal 1995. The participation of management of these entities in this transaction has still not been determined.

The Company also determined that Mr. Brandon signed a loan guarantee and security agreement on behalf of WRI without knowledge of the Company's Board of Directors, guaranteeing a maximum of $5,748,750 of the account balance against the Yorkton-Intavest loan. Per the agreement, the funds were not accessible by the Company. The Company understands that based on Mr. Brandon' s August 30, 1995 authorization sent to Yorkton releasing the collateral, Yorkton withdrew the entire $6,250,000 from the "WRI" account. The location of the $501,250 difference between the $6,250,000 account balance and the loan guarantee of $5,748,750 was never determined. Additionally, the relationship of this $501,250 amount to the above balance of Midwestern Diagnostic has still not been determined to date.

World Wide Purchasing, Inc.

In June 1995, a corporation known as World Wide Purchasing, Inc. ("World Wide") was created with the known cooperation or knowledge of Martha Greenlee (former WRI manufacturing director and sister of Mr. Brandon), and an outside party. Documents evidencing purchase and receipt of inventory from World Wide appear to have been fabricated. These documents, totaling $352,829 were submitted and paid by the Company in June 1995.

With the cooperation of the third party, the records of World Wide were entrusted to La Voie, Clark, Charvoz & May, LLC ("LCCM"), the Company's independent accountants at the time. These records revealed that $100,000 of the initial funds paid to World Wide were diverted via Martha Greenlee to an entity known as Southwestern Diagnostic Services, Inc. and endorsed by Mr. Brandon, $150,000 was diverted to Midwestern Diagnostic; and $60,000 diverted to the third party. The $100,000 and $60,000 amounts were subsequently repaid to World Wide in fiscal 1996 and used to purchase ERGOS(r) components for WRI. Midwestern Diagnostic subsequently paid $100,000 against its various ERGOS(r) Systems leases with WRI. The relationship between the amount received by Midwestern Diagnostic from World Wide and the amount paid to WRI against its lease balances has not been determined.

For fiscal 1995, the entire $352,829 amount was included in Loss From Unusual Transactions and Activities to the extent that total funds paid by WRI to or on behalf of World Wide exceed inventory subsequently recovered. The Company is attempting to recover the funds and inventory as a part of the Chapter 11 proceedings.

Al Sabah Trading and Development Company PLC/ Carat International

For the first three quarters of fiscal 1995, the Company reported ERGOS(r) Systems sales to certain foreign entities in its Form 10-Q's.

During fiscal 1995, the Company determined that the earnings process was not complete for ERGOS(r) Systems sales totaling $7,499,000.

These transactions and related account balances were independently confirmed by management of the above entities inferring they had received the ERGOS(r) Systems. Management of these entities also signed authorizations for custodial shipments to World Wide as warehousing agent. Additionally, certain former members of WRI presented shipping and custodial receipt documents to LCCM "evidencing" shipments to World Wide as warehousing agent. However, upon LCCM and counsel inspection of the components representing the above sales it was determined that the manufacturing and shipping processes related to the above recorded sales were not completed. Additionally, it was determined that the World Wide warehouse, where these shipments were purportedly held, was not opened until July 1995, evidencing that certain of these documents were falsified or fabricated. Accordingly, the above sales were reversed as of June 30, 1995.

Prior to his resignation as an officer on December 14, 1995, Mr. Brandon issued a rescission to Al Sabah Trading and Development Company PLC ("Al Sabah"). This rescission was not approved by the Company's Board of Directors and counsel notified Al Sabah that the purported rescission was invalid. During fiscal 1996, Al Sabah paid $1,500,000 against licenses and ERGOS(r) Systems receivables and subsequently has filed suit for the return of this amount. See Note 27.

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

Prior to completion of the LCCM 1994 audit field work on September 30, 1994, $200,000 was applied by the

Company against this receivable. Subsequently an additional $500,000 was applied by the Company against this receivable. These amounts were received from Discom Ltd and A-1Financial Planning. The balance of $1,800,000 was subsequently reported by the Company to have been assumed by Neval, Ltd. During fiscal 1995 the Company also reported entering into an additional $7,500,000 in license agreements with Neval.

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

On August 22, 1995 the checking account of SDS was closed through the issuance of three cashier's checks: $85,000 to the 100% shareholder of SDS, approximately $104,000 to World Wide and $300,000 to the Company. As disclosed previously, the $104,000 represented repayment of the circuitous advance from World Wide. The $300,000 payment to WRI originally applied to unrelated ERGOS(r) leases and receivable balances, has been reclassified to reduce the purchase of the investment. The affected lease and receivable were fully reserved as of June 30, 1995.

The stock purchase agreements for the Arizona and Hawaii entities totaled $450,000, which was payable no later than September 1, 1995. The Company did not purchase the New Mexico entity. The former owner of SDS asserted to LCCM that Mr. Brandon increased the purchase price of the entities for the $300,000 circuitously applied to the ERGOS(r) purchases. The Company accordingly reduced the subsequently recorded purchase price of these entities during fiscal 1996.

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


30.  Unallocated Credits

During fiscal 1995 certain adjustments were made relating to payments which have previously been applied to repudiated transactions. These adjustments, included in unallocated credits in fiscal 1995, totaled $966,000 as of June 30, 1995 and represented $700,000 relating from repudiated licenses and $266,000 from repudiated leases receivable. As of June 30, 1996, these amounts, in addition to a further $48,000 resulting from miscellaneous other items, were included in liabilities subject to compromise.


31.  Loss From Unusual Transactions and Activities

During fiscal 1995 the Company opened a bank account in Japan for the purpose of paying marketing and operating expenses incurred by WRI in Japan. The former Chief Executive Officer of WRI and a principal of Carat International, a licensee at that time, were the only authorized signers on that account.
The Company has been unable to determine the amount of funds, if any, in that account as of June 30, 1997. Consequently, the Company recorded a loss of $128,000 during fiscal 1996 for the amount transferred to that bank account.

See Note 29 (World Wide Purchasing, Inc.) for discussion of the fiscal 1995 loss from unusual transactions and activities.


32.  Investment Losses

There were no investment losses recorded for Fiscal 1997. Investment losses for fiscal 1996 and 1995 are as follows:

	                                 June 30, 1997		June 30, 1996		 June 30, 1995
                                  -------------  -------------  --------------
WR Pty advances and other         	$            		$ 	567,000     	$	5,003,000
Investment in unconsolidated
 affiliates               	                       			293,000
Wincanton stock	                                   			66,000      		3,934,000
Tradesman stock	                                                   	2,500,000
                                   -----------     ---------       ----------
                                  	$    -       		$ 	926,000	     $11,437,000
                                   ===========     =========       ==========


33.  Subsequent Events

Unaudited Statements

The fiscal 1997 financial statements and accompanying notes are unaudited. Due to the Company's severely restricted cash, the Board of Directors believes it is not fiscally possible at this time to engage a public accounting firm to audit the fiscal 1997 records.

Functional Capacity Evaluation Technologies, Inc.  ("FCET") Agreement

In order to generate additional sales and enhance Work Recovery's knowledge of its current market, the Company has engaged FCET for a period of 90 days commencing July 21, 1997. Principals of FCET specialize in the development of new health care product businesses and improvement of existing medical equipment businesses, and have recently expanded into the functional capacity assessment field. During this period, FCET will have responsibilities for managing the Company's sales and marketing activities. FCET will provide consultation with respect to the Company's operations, including technical support, manufacturing and research and development. FCET, however, will have no decision making authority regarding the operation of Work Recovery.
The cost of this agreement is $30,000 per month plus travel and other expenses. FCET will also receive a commission of 2.5% of any ERGOS(r) Systems sold to existing prospects and 5% of the sales price for any systems sold to a lead generated by FCET.

Sole Sale Contract with Work Recovery Europa BV, a Dutch Corporation ("WRE")

On July 18, 1997 the Company entered into a ten year contract with WRE, granting WRE the exclusive right to sell ERGOS(r) Systems and products in Europe. WRE has developed a marketing and sales strategy for selling ERGOS(r) Systems in Europe. The Company has granted WRE the exclusive right to sell ERGOS(r) products in thefollowing regions/countries in Europe: Benelux, Austria, Switzerland, Scandinavia, Germany, France, United Kingdom (including England and Ireland), Italy, Spain and Portugal. Either party may terminate this agreement upon the third anniversary of the contract if WRE fails to purchase
10 ERGOS(r) Systems, and on the sixth anniversary if WRE fails to purchase 20 ERGOS(r) Systems by such date. The Company may terminate the agreement for the entire Territory prior tothe third anniversary for the following sums:


Effective Date  -  July 31, 1998		       $375,000
		August 1, 1998 - July 31, 1999	 	      $625,000
		August 1, 1999 - July 31, 2000 	      	$875,000


Sale of Joint Venture in Lexington, Kentucky

As of June 30, 1997, American Rehabilitation Group, P.S.C. ("ARG") and Work Recovery jointly owned certain assets and operated a business as Return to
Work Center, Lexington, Kentucky.   Effective August 1, 1997 ARG purchased
the Company's 50% interest for $80,000 subject to certain adjustments.

Foreclosure Proceedings

On August 13, 1997, the Company was served with a Notice of Foreclosure for
the facility located at 2341 S. Friebus Avenue, Tucson, Arizona.   The
Company is contesting the foreclosure action and a foreclosure date has not been determined.

34. Quarterly Financial Information (Unaudited) (In Thousands, except Loss Per Share and Market Price)


                                      	 Predecessor Company	              	Successor Company
                                  ---------------------------------  -----------------------

Fiscal 1997	                      9/30/96   12/31/96		  1/31/97			    3/31/97		 6/30/97
------------
Sales                           	$   	273   	$	1,025    $   	30	     	$  	103   	$    	567
Gross Profit		                        (47)     		584		     (239)	       		(30)	       	328
Income (Loss) From Operations
  before Reorganization
  Items, Income Taxes and
  Extraordinary Items		            (1,183)	    	(452)		 ( 6,222)	    		(1,441)		   (39,778)
Net Income (Loss)	                	(1,613)  		(6,815)	 	( 5,537)			    (1,441)	   	(38,797)
Net Loss Per Share [1]	                             		                   (.10)	     	(2.74)
Market Price Range - High	                                             		3.00	     	  1.09
Market Price Range - Low	                                                	.94	      	  .35

                                       	 Predecessor Company
                                 ----------------------------------------
Fiscal 1996                    		9/30/95  		12/30/95	 	 3/31/96	 	6/30/96
------------
Sales	                            $	1,823   	$	1,237	   $	1,548		 $ 	733
Gross Profit                       		(880)		  (1,241)		    (441)			 (622)
Income (Loss) from Operations
  before Reorganization
  Items, Income Taxes and
  Extraordinary Items	            	(5,300)	  	(3,278)	  	(2,786)		(3,457)
Net Income (Loss)	                	(5,300)		  (3,278)		  (2,786)		(4,159)

[1] Loss per common share data and market high and low data are not meaningful for the periods prior to the Effective Date due to the significant change in the capital structure of the Company.

35.  Stockholders' Equity (Deficit) Old Common Stock and Preferred Stock

Changes in Stock holders' Equity (Deficit) and Old Common Stock were as follows (in thousands):

                                  	New	                    Old	     Capital in
                                  	Common  Old Preferred   Common   Excess of   Equity
                                	  Stock   Stock           Stock    Par Value   (Deficit)
                                  -------  -------------   -------  ----------- ----------
Predecessor Company
-------------------
Balance at June 30, 1994	         $        $	2,745         	$	108  	$	24,262    $  	1,792
Net  loss		                                                                  	    (50,849)
Preferred shares converted to
  common stock of Predecessor
  Company		                               		(1,459)	           	3	    	1,456
Preferred shares issued for
  dividends	                                			357                                 		(357)
Preferred shares issued for cash			            	42
Warrants exercised for common
  stock of Predecessor Company			                               8	    	2,214
Common shares of Predecessor
  Company issued for services	                                 	3    		2,207
Common shares of Predecessor
  Company issued for license
  and investments (Note 5,10,11)		                            	19    		9,931
Common shares of Predecessor
  Company issued for conversion
   of debt	                                                   		1	      	846
Common shares issued under Stock
  Option Plan			                                                1      		271
Common shares of Predecessor
  Company issued for cash		                                   	33		   12,461
                                  -------   ------         -------  --------    ----------
Balance at June 30, 1995         	 	 -    	 	1,685	          	176	   	53,648   	 	(49,414)
                                  -------  -------         -------  --------    ----------
Net loss		                                                                       	(15,523)
Preferred shares converted to
 common shares of Predecessor
 Company			                                 	(483)            		1	     	482
Preferred shares issued for
  dividends		                                	116		                             	    (116)
Common shares issued for services				                                    30
Common shares issued in
  settlement due Related Party                                  7   		3,543
Common shares issued under
  Stock Option Plan			                                                   69
Retirement of Treasury Stock	                                		(2) 		(1,382)
Common shares of Predecessor
  Company issued for cash		                                    	2	     	921
                                 --------  --------        -------   --------   ----------
Balance at June 30, 1996	           	-	    	1,318          	 	184	  	57,311	     	(65,053)
                                 --------  -------         -------   --------   ----------
Net Loss	                                                                        	(13,965)
Extinguishment of Stockholders'
 equity in reorganization as
 of February 1, 1997	                    		(1,318)         		(184)		(57,311)	     	79,018
Balance at February 1, 1997	     $	 -    	$ 	-	             $	 -	   $ 	-	       $	  -
                                 =======   =======          =======  =======    ==========
Successor Company
Balance at February 1, 1997	     $	 -	    $ 	-	             $ 	-	   $ 	-	       $  	-
Issuance of New Common Stock
 under Fresh-Start                		144	    	-		               -	   	36,622		       -
Cash Dividends		                                                       	(85)
Warrants exercised for New
 Common Stock		                       3                               		816
Net loss for the 21 weeks ended	                                                 	(40,238)
  June 30, 1997                  -------   --------         -------   -------   ----------
Balance at June 30, 1997       	$	147	     $	-	             $ 	-   	$37,353	    $	(40,238)
                                ========   ========         =======  ========   ==========


The Company's Certificate of Incorporation was restated as of the Effective Date. The New Certificate authorizes 50,000,000 shares of new stock of which 48,000,000 shares will be reserved for issuance of New Common Stock and 2,000,000 will be reserved for issuance of New Preferred Stock. Under the Plan, 14,388,429 shares of New Common Stock were issued. For a more detailed breakdown of the distribution of the New Common Stock see Note 1.

                                                                  SCHEDULE II

                           WORK RECOVERY, INC.
                   VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



       		                         Balance at            Charge to  Costs   Charged to	                       Balance at End
         Description              Beginning of Period   and Expenses       Other Accounts [1]   Deductions   of Period
----------------------------     --------------------   -----------------  ------------------   ----------   -----------

For the Year Ended June 30, 1997:
Allowance for Bad Debts,
 Trade Receivables	               $	2,426,000           	$	179,000         	$	(2,360,000)      	$            	$	245,000

Allowance for Obsolescence,
  Inventory		                         136,000	             	81,000            	 	(46,000)	                      171,000

Marketable Securities
 Valuation Allowance	              	4,000,000	                    		         	(4,000,000)

Deferred Revenues
 Consulting, (A/R)                		6,991,000	                             			(6,991,000)

Deferred Revenues
 Consulting, Liabilities
 Subject to Compromise		            2,009,000          	(2,009,000)

Allowance for Bad Debts,
  Licenses                        		7,481,000	       			                      (7,481,000)

Deferred Revenues,
 Licenses		                        13,600,000	      	                      		(13,600,000)

Allowance for Bad Debts,
 Leases		                           2,495,000	                             			(2,495,000)

Impairment Reserve,
 Goodwill and Other		               1,430,000		             58,000		          (1,187,000)	            			       301,000

Impairment Reserve,
 Tradesman		                       10,000,000	                            			(10,000,000)

Valuation Reserve, Investment
 in and Advances to Affiliates	    	5,570,000	                             			(5,570,000)

Impairment Reserve, Other Assets  		1,016,000	                             			(1,016,000)

Unallocated Credits	               	2,514,000	         	(1,164,000)	         	(1,350,000)

Allowance for Bad Debts,
 Subscriptions Notes	              	1,582,000	                      	       		(1,582,000)


[1]  Includes Fresh-Start accounting adjustments.





                                                                  SCHEDULE II

                             WORK RECOVERY, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

<CAPTIONS>
		                                 Balance at            Charge to  Costs    Charged to	                  Balance at End
         Description               Beginning of Period   and Expenses        Other Accounts  Deductions   of Period
--------------------------------   -------------------   ----------------    --------------  -----------  --------------
For the Year Ended June 30, 1996:
Allowance for Bad Debts,
 Trade Receivables                	$	1,7600,000         	$	666,000          	$               		$          	$	2,426,000

Allowance for Obsolescence,
  Inventory		                            46,000	           	90,000	             		                		           136,000

Marketable Securities
 Valuation Allowance	                	3,934,000           		66,000	                                        		4,000,000

Deferred Revenues
 Consulting, (A/R)	                  	6,991,000	                                                            	6,991,000

Deferred Revenues
 Consulting (Cash)		                  2,009,000	                                                            	2,009,000

Allowance for Bad Debts,
  Licenses	                          	7,738,000         		330,000	             	               	(587,000)	   7,481,000

Deferred Revenues,
 Licenses		                          13,600,000	                                                          		13,600,000

Allowance for Bad Debts,
 Leases		                             2,761,000	                   	              132,000		     (398,000) 		 2,495,000

Impairment Reserve,
 Goodwill and Other                 		5,424,000        		606,000	                             (4,600,000) 		 1,430,000

Impairment Reserve.
 Tradesman	                          	7,500,000	                         	    		2,500,000	                  10,000,000

Valuation Reserve, Investment
 in and Advances to Affiliates	     	11,437,000       		567,000               	(5,374,000)		 	(1,060,000)  		5,570,000

Impairment Reserve, Other Assets		      901,000		        35,000                  		80,000	                   1,016,000

Unallocated Credits		                   966,000	                                1,548,000	            		  	  2,514,000

Allowance for Bad Debts,
 Subscriptions Notes	                	1,582,000	                                                          			1,582,000



                                                                  SCHEDULE II

                                  WORK RECOVERY, INC.
                          VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

         		                          Balance at            Charge to  Costs    Charged to	                   Balance at End
         Description                 Beginning of Period   and Expenses        Other Accounts   Deductions   of Period
---------------------------------   --------------------   ----------------    --------------   -----------  --------------
For the Year Ended June 30, 1995:
Allowance for Bad Debts,
 Trade Receivables	                 $	1,066,000	           $  	980,000      	  $           	  	 $	(286,000)	  $	1,760,000

Allowance for Obsolescence,
  Inventory	                            	46,000	                                                                   46,000

Marketable Securities
 Valuation Allowance	                                     			3,934,000	                                        	3,934,000

Deferred Revenues
 Consulting, (A/R)	                                                            	 6,991,000	                     6,991,000

Deferred Revenues
 Consulting (Cash)	                                                             	2,009,000	                  			2,009,000

Allowance for Bad Debts,
  Licenses	                                                	7,738,000		              		             		         	7,738,000

Deferred Revenues,
 Licenses	                                                                     	13,600,000	                 			13,600,000

Allowance for Bad Debts,
 Leases	                                                 		2,761,000	                              		           2,761,000

Impairment Reserve,
 Goodwill and Other	                                    			5,424,000	            		                           		5,424,000

Impairment Reserve,
 Tradesman	            		                                 	7,500,000                                         	 	7,500,000

Valuation Reserve, Investment
 in and Advances to Affiliates	                        			11,437,000	                        		               	11,437,000

mpairment Reserve, Other Assets	                         			901,000	             	              			               901,000

Unallocated Credits	                                                              	966,000	             		       	966,000

Allowance for Bad Debts,
 Subscriptions Notes	                                  			1,582,000	                                            1,582,000
