Form 10-Q
period 1997-09-30
WORK RECOVERY INC
filed 1997-11-07
CIK 841712

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark one)
[X] 	     	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES ACT OF 1934

For the quarter ended September 30, 1997

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

                          	Not applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes	 X  	No __

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X    No __

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has only one class of common stock outstanding. As of September 30, 1997, approximately 14,722,830 shares of common stock were issued or reserved for issuance pursuant to the Amended Plan of Reorganization.

                           FORM 10-Q
                      WORK RECOVERY, INC.
            For the Quarter ended September 30, 1997

                            INDEX

Part I.  Financial Information:

	Item 1. Financial Statements:

  	Consolidated Balance Sheets at September 30, 1997 	and June 30, 1997

  	Consolidated Statements of Operations for the three-months ended September 30, 1997 (Successor Company) and the three-months ended September 30, 1996 (Predecessor Company)

  	Consolidated Condensed Statements of Cash Flows for the three-months ended September 30, 1997 (Successor Company) and the three-months
	  ended September 30, 1996 (Predecessor Company)

  	Notes to Consolidated Financial Information

	Item 2.  Management's Discussion and Analysis of Financial Condition and
        		Results of Operations

Part II.  Other Information:

	Item 6.  Exhibits and Reports on Form 8-K


Signatures

                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                           WORK RECOVERY, INC.
                       CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                    		      September 30,		           June 30,
		                                              1997                    1997
	                               ASSETS
Current Assets:
	Cash and Cash Equivalents	                  $	 118,000 	         $	 460,000
	Receivables, including Related Party, net		    230,000		            266,000
	Inventories		                                  656,000		            682,000
	Prepaid Expenses and Other Assets		             76,000		            109,000
                                             ___________           __________
	Total Current Assets		                       1,080,000		          1,517,000

Property, Plant and Equipment, net		          1,655,000		          1,697,000
Intangible Assets	       	                      101,000		            107,000
Other Assets		                                   60,000		            121,000
                                            ___________          ___________
 	Total Assets	                             $	2,896,000	         $	3,442,000
                                            ===========          ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
	Accounts Payable	                          $  	214,000	         $  	236,000
	Claims Payable		                             1,756,000		          1,756,000
	Accrued Expenses		                           1,029,000		          1,032,000
	Notes Payable, including Related Parties		   1,907,000		          1,887,000
	Other Debt		                                 1,257,000		          1,269,000
                                            ___________          ___________
 	Total Liabilities		                         6,163,000		          6,180,000

Commitments and Contingent Liabilities

Shareholders' Equity (Deficit):
	Common Stock, $.01 par value:
	Authorized 48,000,000 shares, issued and
	outstanding 14,722,830 shares		                147,000		           147,000
	Preferred Stock, $.01 par value, 2,000,000
	shares authorized, no shares issued and
   outstanding
	Additional Paid-in Capital		                37,454,000		        37,353,000
	Accumulated Deficit		                      (40,868,000)		      (40,238,000)
                                            ___________         ___________
 	Total Shareholders' Deficit		              (3,267,000)		       (2,738,000)
                                            ___________         ___________
	 Total Liabilities and Shareholders'
   Deficit	                                 $	2,896,000	        $	3,442,000
                                            ===========         ===========





               See Notes to Consolidated Financial Information

                            WORK RECOVERY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

		                                           Successor		        Predecessor
		                                            Company		           Company
			                                         Three-Months		      Three Months
		                                             Ended		             Ended
		                                       September 30, 1997	September 30, 1996

Net Revenues:
  Sales and Related Services	               $  	206,000	        $  	215,000
  Clinic Services				                                                58,000
                                            ___________         ___________
    Total Net Revenues		                        206,000		           273,000
Cost of Sales		                                 145,000		           320,000
                                            ___________         ___________
Gross Profit (Loss)		                            61,000		           (47,000)

Expenses:
  Selling, General and Administrative		         667,000		         1,053,000
                                            ___________         ___________
Loss From Operations		                         (606,000)		       (1,100,000)

Other Income (Expense):
  Interest Expense		                            (79,000)		          (89,000)
  Investment Income		                            46,000
  Interest Income				                                                 1,000
  Miscellaneous Income		                         94,000	             	5,000
                                            ___________         ___________
Net Other Income (Expense)		                     61,000		           (83,000)

Loss From Operations Before Income Taxes
  and Reorganization Items	                   	(545,000)		       (1,183,000)
Income Taxes
Reorganization Items				                                            430,000
                                            ___________         ___________
Net Loss		                                  $ 	(545,000)	       $(1,613,000)
                                            ===========         ===========

Loss per Common and Common Equivalent
  Share		                                   $	     (.04)
                                            ===========

Weighted Average Number of Common
  Shares Outstanding		                       14,721,059
                                            ===========







               See Notes to Consolidated Financial Information
                           WORK RECOVERY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


	                                            Successor		       Predecessor
	                                             Company		          Company
		                                          Three-Months		     Three Months
	                                              Ended		            Ended
                                       	 September 30, 1997	September 30, 1996

Net Cash Used in Operating Activities	      $ 	(531,000)       $ 	(507,000)
                                            ___________        ___________

Cash Flows from Investing Activities:
  Purchases of Property, Plant and Equipment				                    (6,000)
  Sales of Property, Plant and Equipment		        4,000
  Sales of Clinical Centers		                    80,000		           50,000
  Sales of Investments		                         27,000
                                            ___________        ___________

Net Cash Provided by Investing Activities		     111,000		           44,000
                                            ___________        ___________

Cash Flows from Financing Activities:
  Proceeds from Notes Payable		                  90,000	 	         385,000
  Repayment of Long-Term Debt and
    Capital Leases	                            	(12,000)		         (71,000)
                                            ___________        ___________

Net Cash Provided by Financing Activities		      78,000		          314,000
                                            ___________        ___________

Net Decrease in Cash		                         (342,000)		        (149,000)
Cash at Beginning of Year		                     460,000		          189,000
                                            ___________        ___________
Cash at End of Period	                      $  	118,000	       $   	40,000
                                            ===========        ===========








              See Notes to Consolidated Financial Information

1.  Basis of Accounting

The accompanying unaudited financial statements of Work Recovery, Inc. ("WRI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim period. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

For further information, refer to the unaudited financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

2.  Bankruptcy and Reorganization Events

On May 29, 1996 Work Recovery, Inc., a Colorado corporation and its wholly-owned subsidiary Work Recovery Centers, Inc., an Arizona corporation ("Old WRI") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"). The creditor and equity holders subsequently approved Old WRI's Plan of Reorganization (the "Plan") and on December 4, 1996 the Bankruptcy Court issued its order confirming the Plan.

On February 1, 1997 (the "Effective Date"), all of the assets of Old WRI were transferred to Work Recovery, Inc., a Delaware corporation, ("Work Recovery", "WRI", the "Company" or the "Registrant") and the Company assumed all liabilities of Old WRI as such liabilities were modified pursuant to the terms of the Plan.

For more detailed information concerning the Plan, refer to the Company's Form 8-K dated January 30, 1997 and its Form 10-Q for the quarter ended December 31, 1996.

3.  Fresh-Start Reporting

As of the Effective Date, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting a new entity has been deemed created for the financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of the Plan effective February 1, 1997.

In accordance with Fresh-Start Reporting, the Company valued its assets and liabilities at fair values and eliminated its accumulated deficit at the Effective Date. The reorganization value of the Company was determined on the basis of pro forma discounted cash flows of the new entity for a period of ten years. The total reorganization value as of the Effective Date was $36,766,000 which was approximately $40,336,000 in excess of the aggregate fair value of the Company's tangible and identified intangible assets. Such excess, and other eliminations related to the plan, was included in Intangible Assets as of the Effective Date and was to be amortized over a period of ten years. It has since been determined that the asset is impaired. The financial condition of the Company is perilous and it is very doubtful it will achieve the ten year cash flow projections reviewed and agreed upon by the Company's creditors and the Bankruptcy Court. At June 30, 1997, the unamortized excess was reclassified to Impairment Losses.


4.  Inventories

Inventories consist of the following:	       September 30, 1997		June 30, 1997

   Raw Material	                                $	 420,000	       $ 	446,000
   Finished Goods		                                288,000		         288,000
   Work-in-Progress		                              119,000		         118,000
   Reserve for Excess and Obsolete Inventory		    (171,000)		       (170,000)
                                                __________        __________
	                                               $ 	656,000	       $ 	682,000
                                                ==========        ==========

5.  Loan Agreements

In January 1997 WRI entered into a Loan Agreement with Allsup Inc. and Quest Trading, Inc. (collectively, "the Lenders") pursuant to which the Lenders agreed to loan WRI up to $2,000,000 in one or more advances (the "Loan"), subject to the satisfaction of certain conditions set forth in the Loan Agreement. At September 30, 1997, WRI had borrowed $1,9000,000. The Loan will revolve and, provided applicable conditions are satisfied, repaid principal may be re-borrowed until the extended maturity date of the Loan, February 15, 1998. The Loan is being used to support the working capital needs of the Company and to make payments due under the Bankruptcy Plan.
The Loan is secured by a security interest in all of the Company's personal property including its intellectual property.

On February 3, 1997, pursuant to the Loan Agreement the Lenders were granted options to purchase 100,00 shares of New Common Stock of the Company at an exercise price of $1.56 per share. On April 30, 1997, pursuant to the Loan Agreement, the Lenders were granted options to purchase 225,000 shares of New Common Stock of the Company at an exercise price of $0.42 per share.
The options will expire twelve months from date of delivery to the Lenders.

6.  Sale of Joint Venture in Lexington, Kentucky

Effective August 1, 1997 Work Recovery, Inc. sold its 50% equity interest in Return to Work Center, Lexington, Kentucky to American Rehabilitation Group, P.S.C. for $80,000 subject to certain adjustments.

7.  Earning per Share

Earnings per share for the three months ended September 30, 1997 have been calculated on the basis of 14,721,059 shares outstanding. Common stock equivalents, including stock options, are excluded from the computation because their inclusion would be anti-dilutive. Loss per common and common equivalent share data is not meaningful for periods prior to February 1, 1997 due to the significant change in the capital structure of the Company.

8.  Other

The Company is currently exploring opportunities to outsource its manufacturing function.

9.  Subsequent Events

On November 4, 1997, the Company signed a three year sales and marketing consulting agreement with Functional Capacity Evaluation Technologies, Inc. ("FCET"). Pursuant to the agreement, FCET will provide worldwide sales and marketing, service support, and engineering management services to Work Recovery (see attached Exhibit).

Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

THE COMPANY'S PRESENT FINANCIAL CONDITION IS EXTREMELY SERIOUS AND ITS CASH RESOURCES ARE SEVERELY LIMITED. AS A RESULT, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 1997 WERE NOT AUDITED OR REVIEWED BY THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS.


The Company's Ability to Continue as a Going Concern:

The Company has suffered recurring losses from operations and there is substantial doubt about its ability to continue as a going concern. The Company continues to have substantial obligations to certain bankruptcy creditors and continues to experience slow sales of ERGOS( Systems, its only product. As a result, the Company will need additional capital to continue as a going concern, the source of which is unknown at this time. See Liquidity and Capital Resources.


Results of Operations:

The following discussion of the results of operations for the three-months ended September 30, 1997, as compared to the three-months ended September 30, 1996, and financial condition of the Company as of September 30, 1997, as compared to the fiscal year ended June 30, 1997, should be read in conjunction with the financial statements and related notes appearing under
Part I. - Item 1.

Net Revenues decreased by 24.5% from approximately $273,000 for the quarter ended September 30, 1996 to approximately $206,000 for the quarter ended September 30, 1997. This decrease is attributed to a 4% decrease in sales and related services and a 100% decrease in clinic services. Clinic services decreased due to the selling of the Company's one remaining clinic services center in Lexington, Kentucky.

Gross profit for the quarter ended September 30, 1997 increased 230% from a gross loss of $47,000 for the quarter ended September 30, 1996 to a gross profit of $61,000 for the quarter ended September 30, 1997. The increase is due, in part, to the sale of the Company's center in Kentucky and also due to decreases in the manufacturing and centers' staff over the past year.

Selling, general and administrative expenses ("SG&A") during the quarter ended September 30, 1997 decreased approximately 37% from the comparable period of the preceding fiscal year. Decreased SG&A costs resulted from continued cost reduction efforts implemented by management including staff and cost reductions in the Research and Development department, reductions in administrative staff, and reductions in legal and consulting fees.

Net Other Income for the quarter ended September 30, 1997 increased 173% from a net expense of $83,000 for the quarter ended September 30, 1996 to a net income of $61,000 for the quarter ended September 30, 1997. The increase is due mostly to proceeds from the sale of the Company's center in Kentucky and due partially to proceeds from the sale of common stock in Wincanton Corporation.

Reorganization items totaling $430,000 were recorded in the quarter ended September 30, 1996 as a result of the Company's Chapter 11 bankruptcy proceedings. The Company emerged from bankruptcy on February 1, 1997 and, accordingly, has no continuing reorganization costs.

Cash decreased from approximately $460,000 at June 30, 1997 to approximately $118,000 at September 30, 1997. The principal use of cash for the quarter was $520,000 for operating activities. The principal sources of cash were $90,000 received in proceeds from notes payable and $80,000 received from the sale of the Kentucky center.

The $33,000 decrease in net receivables from the end of fiscal 1997 was due primarily to aggressive collection efforts for past due receivables.

Property, plant and equipment decreased by $42,000 from $1,697,000 at June 30, 1997 to approximately $1,655,000 at September 30, 1997. The decrease was due primarily to the recording of $30,000 in depreciation and the sale of the Kentucky center.

Other assets decreased by approximately $61,000 during the first quarter of the fiscal year due to the sale of the Kentucky center.

Notes payable increased by $20,000 to approximately $1,907,000 at September 30, 1997 from approximately $1,887,000 at June 30, 1997. An increase of $90,000 in notes payable due to Allsup Inc. and Quest Trading, Inc. was offset by a $70,000 decrease in notes payable for Directors' and Officers' insurance.

Additional paid-in capital decreased by $101,000 from approximately $37,353,000 at June 30, 1997 to approximately $37,454,000 at September 30, 1997. The decrease resulted from an $85,000 reclassification of dividends paid from the accumulated deficit at the fiscal year ended June 30, 1997 and $16,000 in exercised warrants.


Liquidity and Capital Resources:

The Company has continued to sustain significant losses and as of September 30, 1997 had a working capital deficit of approximately $5,083,000. The financial condition of the Company is perilous. The Company is in need of additional funds for ongoing operations and it will need substantial additional funds in order to fulfill its remaining obligations under the Plan.

Subsequent to emerging from bankruptcy, the Company has received a total of $1,900,000 from the draw down on a $2,000,000 line of credit from Allsup Inc. and Quest Trading, Inc. (see Note 5 to Consolidated Financial Information). On November 4, 1997, Allsup Inc. and Quest Trading, Inc. signed an agreement with the Company to extend the loan maturity from December 31, 1997 to February 15, 1998.

In addition, the Company is continuing in its attempts to obtain additional investment capital. However, the Company cannot guarantee that such efforts will be successful considering the tenuous financial condition of the Company.



Item 6.  Exhibits and Reports on Form 8-K

   (a) 10.37 Memorandum of Agreement dated November 4, 1997 between the Company and Functional Capacity Technologies, Inc.

   (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WORK RECOVERY, INC.

                               (Registrant)

/s/DORCAS R. HARDY
   CEO
   Dated November 7, 1997