Form 10-Q
period 1997-12-31
WORK RECOVERY INC
filed 1998-02-10
CIK 841712

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark one)
[X] 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the quarter ended December 31, 1997

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

Registrant has only one class of common stock outstanding. As of December 31, 1997, approximately 14,722,830 shares of common stock were issued or reserved for issuance pursuant to the Amended Plan of Reorganization.

                                FORM 10-Q
                           WORK RECOVERY, INC.
                  For the Quarter ended December 31, 1997

                                  INDEX

Part I.  Financial Information:

	Item 1. Financial Statements:

	Consolidated Balance Sheets at December 31, 1997 	and June 30, 1997..........1

	Consolidated Statements of Operations for the three-months and six-months
	ended December 31, 1997 (Successor Company) 	and for the three-months
	and six-months ended December 31, 1996 (Predecessor Company).................2

	Consolidated Condensed Statements of Cash Flows for the six-months
	ended December 31, 1997 (Successor Company) and the six-months
	ended December 31, 1996 (Predecessor Company)................................3

	Notes to Consolidated Financial Information.................................	4

	Item 2.  Management's Discussion and Analysis of Financial Condition and
		Results of Operations.......................................................7

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........8

Part II.  Other Information:

			Item 5.  Other Information.................................................9

		Item 6.  Exhibits and Reports on Form 8-K...................................9

Signatures...................................................................10

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                              WORK RECOVERY, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                     		    December 31,		        June 30,
                               		              1997      	         1997
                                           ____________         _________
                          ASSETS

Current Assets:
	Cash and Cash Equivalents	                   $	  70,000       	$	460,000
	Receivables, net	                              	146,000        		266,000
	Inventories	                                    629,000	        	682,000
	Prepaid Expenses and Other Assets	              	31,000        		109,000
                                              ----------        ---------
	Total Current Assets	                          	876,000		      1,517,000

Property, Plant and Equipment, net		             185,000	      	1,697,000
Intangible Assets	       	                        96,000	        	107,000
Other Assets		                                    28,000        		121,000
                                              ----------        ---------
	Total Assets	                               $	1,185,000     	$	3,442,000
                                              ==========        =========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
	Accounts Payable	                           $ 	374,000       	$ 	236,000
	Claims Payable		                             1,756,000		       1,756,000
	Accrued Expenses		                           1,026,000		       1,032,000
	Notes Payable to Related Parties		           2,000,000       		1,887,000
	Other Debt                                    		90,000	       	1,269,000
                                              ---------         ---------
	Total Liabilities		                          5,246,000       		6,180,000

Commitments and Contingent Liabilities

Shareholders' Equity (Deficit):
	Common Stock, $.01 par value:
	Authorized 48,000,000 shares, issued and
	outstanding 14,722,830 shares	                	147,000         		147,000
	Preferred Stock, $.01 par value,
  2,000,000	shares authorized, no shares
  issued and outstanding
	Additional Paid-in Capital	                	37,454,000      		37,353,000
	Accumulated Deficit	                      	(41,662,000)	    	(40,238,000)
                                             ----------        ----------
	Total Shareholders' Deficit               		(4,061,000)     		(2,738,000)
                                             -----------       ----------
	Total Liabilities and Shareholders'
  Deficit	                                  $	1,185,000      	$	3,442,000
                                             ==========        ==========

See Notes to Consolidated Financial Information

                                   WORK RECOVERY, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                  		  Successor       Predecessor    Successor      Predecessor
                                   		  Company          Company       Company         Company
                                   		Three Months     Three Months	  Six Months      Six Months
                                		      Ended            Ended         Ended           Ended
	                                    December 31,     December 31,	 December 31,   December 31,
                                 		     1997		            1996		         1997		         1996
                                     ------------    ------------   ------------   -------------
Net Revenues:
  Sales and Related Services	       $ 	215,000	     $1,010,000     	$ 	421,000    	$	1,225,000
  Clinic Services		                                   		15,000	                      			73,000
                                     ---------       ---------        --------       ---------
    Total Net Revenues		               215,000     		1,025,000	       	421,000		     1,298,000
Cost of Sales	                        	125,000	       	441,000	       	270,000	       	761,000
                                     ---------       ---------        --------       ---------
Gross Profit	                          	90,000      		 584,000       		151,000		       537,000

Expenses:
  Selling, General
   and Administrative		                625,000       		875,000     		1,292,000		     1,928,000
                                     ---------        --------       ---------       ---------
Loss From Operations		                (535,000)		     (291,000)		   (1,141,000)	    (1,391,000)

Other Income (Expense):
  Interest Expense		                  (79,000)	       	(81,000)     		(158,000)		     (170,000)
  Interest Income				                                    2,000		                       		3,000
  Miscellaneous Expense		            (196,000)	       	(82,000)      		(86,000)	      	(77,000)
  Miscellaneous Income	               	16,000				                       46,000
                                     ---------        ---------      ----------      ----------
Net Other Income (Expense)		         (259,000)      		(161,000)     		(198,000)		     (244,000)

Loss From Operations Before
 Income Taxes and
 Reorganization Items	              	(794,000)	      	(452,000)   		(1,339,000)		   (1,635,000)
Income Taxes
Reorganization Items                             				6,363,000	                   			6,793,000
                                    ----------       ---------        --------      -----------
Net Loss                          	$	(794,000)	   $	(6,815,000)	  $	(1,339,000)	 $ 	(8,428,000)
                                    =========        =========       =========      ===========
Loss per Common and Common
 Equivalent Share	                 $    	(.05)	                  	$      	(.09)
                                    =========                        =========

Weighted Average Number of Common
  Shares Outstanding	             	14,722,830	                     		14,721,944
                                   ==========                        ==========


                        See Notes to Consolidated Financial Information

                                WORK RECOVERY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                  		        Successor		        Predecessor
                                    		       Company		           Company
                                    		      Six-Months		        Six Months
                                  		          Ended 		            Ended
                                       		December 31, 1997  	December 31, 1996
                                         -----------------   -----------------

Net Cash Used in Operating Activities     	$	(695,000)	        $	(1,238,000)

Cash Flows from Investing Activities:
  Purchases of Property, Plant
   and Equipment				                                                (50,000)
  Sales of Property, Plant and Equipment		    20,000
  Sales of Clinical Centers		                                   		1,203,000
  Sales of Investments		                      96,000
                                             --------            ----------
Net Cash Provided by Investing Activities	  	116,000            		1,153,000
                                             --------            ----------

Cash Flows from Financing Activities:
  Proceeds from Notes Payable	              	182,000		              971,000
  Proceeds from issuance of Common Shares		   17,000
  Repayment of Long-Term Debt and
    Capital Leases		                         (10,000)            		(968,000)
                                             -------              ---------
Net Cash Provided by Financing Activities	  	189,000	                	3,000
                                             -------              ---------

Net Decrease in Cash                      		(390,000)	             	(82,000)
Cash at Beginning of Year	                  	460,000              		189,000
                                            --------              ---------
Cash at End of Period                      	$	70,000             	$	107,000
                                            ========              =========



                           See Notes to Consolidated Financial Information

                                  WORK RECOVERY, INC.
                    NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                      (UNAUDITED)

1.  Basis of Accounting

The accompanying unaudited financial statements of Work Recovery, Inc. ("WRI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim period. Operating results for the six-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

2.  Bankruptcy and Reorganization Events

On May 29, 1996 Work Recovery, Inc., a Colorado corporation and its wholly-owned subsidiary Work Recovery Centers, Inc., an Arizona corporation (collectively "Old WRI") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (the "Bankruptcy Court"). The creditor and equity holders subsequently approved Old WRI's Plan of Reorganization (the "Plan") and on December 4, 1996 the Bankruptcy Court issued its order confirming the Plan.

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

3.  Fresh-Start Reporting

As of the Effective Date, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting"). In connection with the adoption of Fresh-Start Reporting a new entity has been deemed created for financial reporting purposes. The periods presented prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company". For financial reporting purposes, the Company accounted for the consummation of the Plan effective February 1, 1997.

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

4.  Inventories

Inventories consist of the following:
                                        	December 31, 1997		June 30, 1997
                                         -----------------  -------------

Raw Material                               	$	420,000	         $	446,000
Finished Goods	                              	288,000          		288,000
Work-in-Progress	                             	92,000          		118,000
Reserve for Excess and Obsolete Inventory    (171,000)	        	(170,000)
                                             --------            -------
     Total	                                 $	629,000         	$	682,000
                                             ========            =======

5.  Property, Plant and Equipment

Property, Plant and Equipment consist of the following:
                                         	December 31, 1997		June 30, 1997
                                          -----------------  -------------

Land	                                       $         	0    	$   	300,000
Furniture and Equipment                      		1,087,000	      	1,122,000
Leasehold Improvements	                               	0	         	18,000
Vehicles	                                        	70,000         		70,000
Buildings	                                            	0	      	1,608,000
                                               ---------        ---------
    Total at Cost		                            1,157,000      		3,118,000
Less Accumulated Depreciation and
 Amortization		                                 (972,000)    		(1,421,000)
                                               ---------        ---------
    Net Property, Plant and Equipment       $ 	 	185,000     	$	1,697,000
                                               =========        =========

Work Recovery signed a Warranty Deed in Lieu of Foreclosure effective December 31, 1997 (the "Deed"). The Deed, in effect, granted the land and building at 2341 S. Friebus Avenue, Tucson, AZ. to the mortgage holder. In exchange, Work Recovery was released from the $1,169,000 mortgage payable and other contingent liabilities relating to the mortgage.

6.  Loan Agreements

In January 1997, WRI entered into a Loan Agreement with Allsup Inc. and Quest Trading, Inc. (collectively, "the Lenders") pursuant to which the Lenders agreed to loan WRI up to $2,000,000 in one or more advances (the "Loan"), subject to the satisfaction of certain conditions set forth in the Loan Agreement. At December 30, 1997, WRI had borrowed $2,000,000. The Loan will revolve and, provided applicable conditions are satisfied, repaid principal may be re-borrowed until the extended maturity date of the Loan, April 16, 1998. The
Loan was used to support the working capital needs of the Company and to make payments due under the Bankruptcy Plan. The Loan is secured by a security interest in all of the Company's personal property including its intellectual property.

On February 3, 1997, pursuant to the Loan Agreement the Lenders were granted options to purchase 100,00 shares of New Common Stock of the Company at an exercise price of $1.56 per share. These options have since expired. On April 30, 1997 225,000 options were granted at an exercise price of $0.42 per share and on December 31, 1997 75,000 options were granted at an exercise price of $0.06 per share. These options will expire twelve months from date of delivery to the Lenders.

7.  Sale of Joint Venture in Lexington, Kentucky

Effective August 1, 1997 Work Recovery, Inc. sold its 50% equity interest in Return to Work Center, Lexington, Kentucky to American Rehabilitation Group, P.S.C. for $80,000 subject to certain adjustments.

8.  Earning per Share

Earnings per share for the three months ended December 31, 1997 have been calculated on the basis of 14,722,830 shares outstanding. Earnings per share for the six months ended December 31, 1997 have been calculated on the basis of 14,721,944 shares outstanding. Common stock equivalents, including stock options, are excluded from the computation because their inclusion would be anti-dilutive. Loss per common and common equivalent share data is not meaningful for periods prior to February 1, 1997 due to the significant change in the capital structure of the Company.

9.  Other

On November 4, 1997, the Company signed a three year sales and marketing consulting agreement with Functional Capacity Evaluation Technologies, Inc. ("FCET"). Pursuant to the agreement, FCET will provide worldwide sales and marketing, service support, and engineering management services to Work Recovery. See Part II Other Information, Item 5.

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

Results of Operations

The following discussion of the results of operations for the six-months ended December 31, 1997, as compared to the six-months ended December 31, 1996, and financial condition of the Company as of December 31, 1997, as compared to the fiscal year ended June 30, 1997, should be read in conjunction with the financial statements and related notes appearing under Part I. - Item 1.

Net Revenues for the three-months and six-months ended December 31, 1997 decreased by 79.0% and 67.6%, respectively, as compared to the corresponding periods of fiscal 1997. The decrease in sales and related services is primarily due to minimal sales of new ERGOS( systems during fiscal 1998. Clinic services decreased due to the selling of the Company's remaining clinic services centers during 1997.

Gross profit decreased 84.6% from $584,000 for the quarter ended December 31, 1996 to $90,000 for the quarter ended December 31, 1997. The decrease is due to minimal sales of new ERGOS( systems during the quarter ended December 31, 1997. Cost of sales as a percentage of total revenues for the three-months and six-months ended December 31, 1997 increased by 15.4% and 5.5%, respectively, as compared to the corresponding periods of fiscal 1997. The increases are mostly due to lower profit margins for ERGOS( upgrades which comprised the majority of sales in fiscal 1998 .

Selling, general and administrative expenses ("SG&A") decreased approximately 28.6% and 33.0% during the three-months and six-months period ended December 31, 1997 compared to the comparable periods of the prior fiscal year. Decreased SG&A costs resulted from continued cost reduction efforts implemented by management including staff and cost reductions in all departments, and reductions in legal and consulting fees.

Net Other Expense for the quarter ended December 31, 1997 increased 61% from $161,000 for the quarter ended December 31, 1996 to $259,000 for the quarter ended December 31, 1997. The increase is due mostly to a net loss of approximately $196,000 recognized from the transfer of the Company's building and land to the mortgage holder. See Note 5 to Consolidated Financial Information.

Reorganization items totaling $6,363,000 were recorded in the quarter ended December 31, 1996 as a result of the Company's Chapter 11 bankruptcy proceedings. The Company emerged from bankruptcy on February 1, 1997 and, accordingly, has no continuing reorganization costs.

Cash decreased from approximately $460,000 at June 30, 1997 to approximately $70,000 at December 31, 1997. The principal use of cash for the quarter was $695,000 for operating activities. The principal sources of cash were $182,000 received in proceeds from notes payable and $80,000 received from the sale of the Kentucky center.

The $120,000 decrease in net receivables from the end of fiscal 1997 is due primarily to aggressive collection efforts for past due receivables.

Property, plant and equipment decreased by $1,512,000 from $1,697,000 at June 30, 1997 to approximately $185,000 at December 31, 1997. The decrease is due primarily to the transfer of the Company's building and land to the mortgage
holder.   See Note 5 to Consolidated Financial Information.

Other assets decreased by approximately $96,000 during the first six months of the fiscal year mostly due to the sale of the Kentucky center and the netting of a former officer's accounts receivable balance against the same former officers' accounts payable balance.

Accounts Payable increased $138,000 from $236,000 at December 31,1996 to $374,000 at December 31, 1997. The increase is due to insufficient cash resources to pay vendors.

Other debt decreased by $1,179,000 to approximately $90,000 at December 31, 1997 from approximately $1,269,000 at June 30, 1997. A mortgage balance of approximately $1,169,000 was released following a Warranty Deed in Lieu of Foreclosure that was signed effective December 31, 1997. See Note 5 to Consolidated Financial Information.

Additional paid-in capital decreased by $101,000 from approximately $37,353,000 at June 30, 1997 to approximately $37,454,000 at December 31, 1997. The decrease resulted from an $85,000 reclassification of dividends paid from the accumulated deficit at the fiscal year ended June 30, 1997 and $16,000 in exercised warrants.

Liquidity and Capital Resources

The Company has continued to sustain significant losses and as of December 31, 1997 had a working capital deficit of approximately $4,370,000. The financial condition of the Company is perilous. The Company is in need of additional funds for ongoing operations and it will need substantial additional funds in order to fulfill its remaining obligations under the Plan.

Subsequent to emerging from bankruptcy, the Company has received a total of $2,000,000 from a $2,000,000 line of credit from Allsup Inc. and Quest Trading, Inc. (see Note 6 to Consolidated Financial Information). On February 3, 1998, Allsup Inc. and Quest Trading, Inc. signed an agreement with the Company to extend the loan maturity to April 16, 1998.

In addition, the Company is continuing in its attempts to obtain additional investment capital. However, the Company cannot guarantee that such efforts will be successful considering the tenuous financial condition of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable

                         PART II.  OTHER INFORMATION

Item 5.  Other Information

On November 4, 1997, the Company entered into a binding Memorandum of Agreement (the "Marketing Agreement") with Functional Capacity Evaluation Technologies, Inc., ("FCET") pursuant to which FCET will provide worldwide sales and marketing service support and engineering management services to the Company. The Marketing Agreement is for a term of three years (commencing October 22, 1997) and is cancelable on six months prior written notice by FCET and for other reasons as set forth in the Marketing Agreement. FCET will receive a fee of $30,000 per month plus an amount equal to 10% of the Company's net book revenues generated from the sale of its products and services. FCET will receive an additional fee of $10,000 per month for manufacturing management services if the assembly of the Company ERGOS( Systems has not been subcontracted to an outside third party. FCET will be entitled to receive a $1,000,000 cash bonus if the Company generates, during the term of the Marketing Agreement, a cumulative total of $5,000,000 in earnings calculated before interest, taxes, depreciation and amortization and all restructuring costs. FCET will also be entitled to receive a royalty fee at a declining basis upon termination of the Marketing Agreement. It is anticipated that a more definitive agreement will be entered into with FCET setting forth more specifically the terms of its agreements with the Company ("Definitive Agreement"). The Marketing Agreement provides that the Company shall grant to FCET immediately exercisable stock options for a number of shares of the Company's Common Stock equal to 20% of the amount thereof currently outstanding (calculated on a fully diluted basis to give effect to the exercise of warrants and options held by certain creditors of the Company).
The exercise price of the FCET options will be equal to the lesser of $.16 per share or the closing price of the Common Stock on the date of execution of the Definitive Agreement. The FCET options will have protection against dilution and certain other conditions as set forth in the Marketing Agreement. These options expire on October 22, 2000. FCET is a recently formed corporation whose principals have extensive experience in marketing and sales in high-end medical equipment. A copy of the Marketing Agreement was attached as an exhibit to the Company's Form 10-Q/A for the quarter ended September 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Financial Data Schedule

	(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WORK RECOVERY, INC.

                                  (Registrant)




/s/ DORCAS R. HARDY
Dorcas R. Hardy, Chief Executive Officer
Date:  February 9, 1998

/s/ VERNON S. SCHWEIGERT
Vernon S. Schweigert
President and Chief Operating Officer
Date:  February 9, 1998