Form 10-Q
period 1998-03-31
WORK RECOVERY INC
filed 1998-05-15
CIK 841712

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[X]          		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

For the quarter ended March 31, 1998

OR

[  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number 01-18695

                           	WORK RECOVERY, INC
	(Exact name of registrant as specified in its charter)

         	Delaware                                           	86-0848910
(State or other jurisdiction of	                          (I.R.S. Employer
incorporation or organization)	                           Identification No.)


   1121 East Missouri Avenue, Suite 100, Phoenix, AZ           		85014
(Address of principal executive offices)	                      (Zip Code)

              		(602) 274-6707
Registrant's telephone number, including area code

            2341 South Friebus Avenue, Tucson, AZ  85713
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes		X.	 	No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X  .  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has only one class of common stock outstanding. As of April 30, 1998, approximately 14,722,830 shares of common stock were issued or reserved for issuance pursuant to the Amended Plan of Reorganization.

                                  FORM 10-Q
                             WORK RECOVERY, INC.
                    For the Quarter ended March 31, 1998

                                   INDEX


Part I.  Financial Information:

	Item 1. Financial Statements:

	Consolidated Balance Sheets at March 31, 1998 and June 30, 1997

	Consolidated Statements of Operations for the three months and nine months
 ended	March 31, 1998 and for the two months ended March 31, 1997 (Successor
 Company),	one month ended February 1, 1997 (Successor Company), and seven
 months ended	February 1, 1997

	Consolidated Condensed Statements of Cash Flows for the nine months ended March
 31, 1998	and for the two-months ended March 31, 1997 (Successor Company) and
 seven months	ended February 1, 1997 (Predecessor Company)

	Notes to Consolidated Financial Information

	Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations

	Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information:

	Item 1.  Legal Proceedings

	Item 2.  Changes in Securities

	Item 6.  Exhibits and Reports on Form 8-K

Signatures

                           PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                WORK RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)



                                                   				March 31,		June 30,
                                                     				1998	    		1997
                                                     -----------  ---------
                            		ASSETS

Current Assets:
	Cash and Cash Equivalents		                            $   		32 	$    	460
	Receivables, net			                                        	109     			266
	Inventories				                                            	590	     		682
	Prepaid Expenses and Other Assets			                       		96	     		109
                                                        --------   --------
	Total Current Assets				                                    827	   		1,517

Property, Plant and Equipment, net		                      			182	   		1,697
Intangible Assets				                                        	90	     		107
Other Assets				                                             	20	     		121
                                                        --------    -------
	Total Assets		                                         $		1,119	  $ 	3,442
                                                        ========   ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
	Accounts Payable                                     		$ 		504	   $  	236
	Claims Payable			                                        1,756		   	1,756
	Accrued Expenses			                                      1,155	   		1,032
	Notes Payable, Related Parties	                        		2,000	   		1,887
	Other Debt		                                              	153		   	1,269
                                                         ------     ------
	Total Current Liabilities		                             	5,568   			6,180

Commitments and Contingent Liabilities

Shareholders' Equity (Deficit):
	Common Stock, $.01 par value:
	Authorized 48,000,000 shares, issued and
	outstanding 14,722,830 shares		                          		147	     		147
	Preferred Stock, $.01 par value, 2,000,000
	shares authorized, no shares issued and outstanding
	Additional Paid-in Capital		                           	37,454	  		37,353
	Accumulated Deficit			                                 (42,050)			(40,238)
                                                        --------    -------
	Total Shareholders' (Deficit)			                        (4,449) 			(2,738)
                                                        --------    -------
	Total Liabilities and Shareholders' (Deficit)		        $	1,119	  	$	3,442
                                                        ========    =======




               See notes to Consolidated Financial Information

                             WORK RECOVERY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands except per share data)
                                (unaudited)


                                 		       	Successor Company		              Predecessor Company
                                 -------------------------------------    -----------------
                              			Three Months Ended		 Two Months Ended	   One Month
                               			March 31, 1998		   	  March 31, 1997				February 1, 1997
Net Revenues:
	Sales and Related Services		   	   $     	246         	$	     	94	        $    	 28
	Clinic Services						                                           9               		2
                                     ---------           ---------           -------
	Total Net Revenues	                      	246	              		103	              	30
Cost of Sales		                            122	              		133            			269
                                     ---------           ---------           -------
Gross Profit (Loss)		                      124		               (30)	           	(239)
Expenses:
	Selling, General and
   Administrative	                         484	              		707         	  	5,798
	Amortization of Excess
   Reorganization Value	                                   				675
                                      --------            --------           -------
Loss From Operations		                    (360)		          	(1,412)         		(6,037)
                                      ________            ________           ________
Other Income (Expense):
   Interest Expense	                       (51)	              	(33)	           		(25)
	Interest Income			                                             	4
	Miscellaneous Income (Expense)		           23			                            	 	(160)
                                      --------             --------          --------
	Net Other Expense		                       (28)              		(29)        		  	(185)
                                      --------             --------          --------
Loss From Operations Before
  Reorganization Items, Income
  Taxes and Extraordinary	Gain
  on Debt Discharge		                     (388)           		(1,441)          	(6,222)
Reorganization Items									                                                (16,134)
Loss Before Income Taxes and
  Extraordinary	Gain on Debt
                                      __________           __________        ________
  Discharge	                             	(388)	           	(1,441)	       		(22,356)
Income Taxes
Net Loss Before Extraordinary Gain				__________           __________        ________
	on Debt Discharge		                      (388)           		(1,441)        		(22,356)
Extraordinary Gain on Debt
  Discharge								                                                          	16,819
                                      ----------           -----------       --------

Net Loss	                             $  	(388)          	$	(1,441)        	$	(5,537)
                                      ==========           ===========       ========

Loss per Common Share	                $   	(.03)         	$	     (.10)
                                      ==========           ===========

Weighted average Number of Common
  Shares Outstanding	                	14,722,830
                                      ==========


                          See Notes to Consolidated Financial Information

                                   WORK RECOVERY, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands except per share data)
                                      (unaudited)

                                			        Successor Company		           Predecessor Company
                                  ------------------------------------   -------------------
                               			Nine Months Ended	 	Two Months Ended	  Seven Months Ended
                               			  March 31, 1998			  March 31, 1997				 February 1, 1997
                                  -----------------   ----------------   ------------------
Net Revenues:
	Sales and Related Services		      	$     	667	        $     		94       	$     	1,252
	Clinic Services						                                          9              	  	76
                                     ---------           ---------        ------------
	Total Net Revenues	                      	667			              103	            	1,328
Cost of Sales		                            392	              		133	            	1,030
                                     ---------           ---------       ------------
Gross Profit (Loss)		                      275	               	(30)             		298
Expenses:
	Selling, General and
  Administrative	                        1,776	              		707		            7,726
	Amortization of Excess
  Reorganization Value		                                    			675
                                      ---------           --------        -----------
Loss From Operations		                  (1,501)	          		(1,412)       	   	(7,428)
                                      ---------           --------        ------------
Other Income (Expense):
   Interest Expense	                      (209)	              	(33)         	    (196)
	Interest Income				                                             4			           	  	3
	Miscellaneous Income (Expense)		          (17)	                         			    	(236)
                                      ---------           ---------       ------------
	Net Other Expense		                      (226)              		(29)           			(429)
                                      ---------           ----------      ------------
Loss From Operations Before
   Reorganization Items, Income
   Taxes and Extraordinary
  	Gain on Debt Discharge		             (1,727)	           	(1,441)           	(7,857)
Reorganization Items									                                                 (22,927)
Loss Before Income Taxes
   and Extraordinary	Gain on          ---------           -----------     ------------
   Debt Discharge	                     	(1,727)           		(1,441)		        	(30,784)
Income Taxes
Net Loss Before Extraordinary         ---------           -----------      -----------
  Gain	on Debt Discharge		              (1,727)            	(1,441)	         	(30,784)
Extraordinary Gain on Debt Discharge									                                  16,819
									                             ---------            -----------     -----------
Net Loss                             	$	(1,727)          	$	(1,441)       	$	 (13,965)
                                      =========           ============      ==========

Loss per Common Share	                $  	(.12)           $  	(.10)
                                      =========           ===========
Weighted average Number of Common
  Shares Outstanding		                14,722,240
                                      ==========


                   See Notes to Consolidated Financial Information

                              WORK RECOVERY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)




                                        			       Successor Company		          Predecessor Company
                                         ------------------------------------  -------------------
                                 		      Nine Months Ended	  Two Months Ended	  Seven Months Ended
                                  			      March 31, 1998			   March 31, 1997		  February 1, 1997
                                         -----------------   ----------------  -------------------
Net Cash Used in Operating Activities	       $     	(803)     	$    	(1,596)     	$	     (1,396)

Cash Flows from Investing Activities:
	(Purchases)Sales of Clinical Centers,
   Property, Plant and Equipment
   In-Service	                                       	23             		(119)     	       	1,217
	Sale of Investments		                                96
                                               ---------          ----------        -----------
Net Cash (Used in)Provided by
   Investing Activities		                            119             		(119)         		   1,217
                                               ---------          -----------       -----------
Cash Flows from Financing Activities:
	Proceeds from Issuance of Common Stock             		17            		1,816
	Net Repayments on Short-Term Debt		                 (18)            		(144)              		(73)
	Proceeds from Notes Payable		                       267		            1,800             		1,057
	Repayment of Long-Term Debt		                       (10)            		(133)       	      	(968)
	Dividends Paid				                                                     (14)		              (14)
                                               ----------          ----------       ------------
Net Cash Provided by Financing Activities		          256	            	3,325                 		2
                                               ----------          ----------       ------------
Net Increase (Decrease) in Cash		                   (428)           		1,610		              (177)
Cash at Beginning of Period		                        460	               	12	               	189
                                               ----------          ----------       ------------
Cash at End of Period	                         $      32            $	1,622	         $	      12
                                               ==========          ==========       ============



See Notes to Consolidated Financial Information

1.  Basis of Accounting

The accompanying unaudited financial statements of Work Recovery, Inc. ("WRI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements include all adjustments which consist only of normal recurring adjustments necessary for a fair presentation of operating results for the interim period. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

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

4.  Inventories

Inventories consist of the following:	    March 31, 1998		June 30, 1997
                                          --------------  -------------
Raw Material	                               $	427,000       	$	446,000
Finished Goods		                              242,000        		288,000
Work-in-Progress		                             92,000        		118,000
Reserve for Excess and Obsolete Inventory		  (171,000)      		(170,000)
                                             --------        ---------
    Total	                                  $	590,000       	$	682,000
                                             ========        =========

5.  Property, Plant and Equipment



Property, Plant and Equipment consist
of the following:	                         	March 31, 1998 		June 30, 1997
                                           ---------------   -------------

Land	                                         $       	0	      $  	300,000
Furniture and Equipment		                      1,087,000       		1,122,000
Leasehold Improvements		                               0          		18,000
Vehicles		                                        70,000		          70,000
Buildings		                                            0       		1,608,000
                                               ---------         ---------
    Total at Cost		                            1,157,000	       	3,118,000
Less Accumulated Depreciation and Amortization		(975,000)	     	(1,421,000)
                                               ---------         ---------
    Net Property, Plant and Equipment	        $ 	182,000      	$	1,697,000
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

6.  Loan Agreements

In January 1997, WRI entered into a Loan Agreement with Allsup Inc. and Quest Trading, Inc. (collectively, "the Lenders") pursuant to which the Lenders agreed to loan WRI up to $2,000,000 in one or more advances (the "Loan"), subject to the satisfaction of certain conditions set forth in the Loan Agreement. At December 30, 1997, WRI had borrowed $2,000,000. The Loan will revolve and, provided applicable conditions are satisfied, repaid principal may be re-borrowed until the extended maturity date of the Loan, May 15, 1998. The Company is currently in negotiations to extend the maturity date; however, there is no assurance such extension will be granted. The Loan was used to support the working capital needs of the Company and to make payments due under the Bankruptcy Plan. The Loan is secured by a security interest in all of the Company's personal property including its intellectual property.

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

8.  Earning per Share

Earnings per share for the three months ended March 31, 1998 have been calculated on the basis of 14,722,830 shares outstanding. Earnings per share for the nine months ended March 31, 1998 have been calculated on the basis of 14,722,240 shares outstanding. Common stock equivalents, including stock options, are excluded from the computation because their inclusion would be anti-dilutive. Loss per common and common equivalent share data is not meaningful for periods prior to February 1, 1997 due to the significant change in the capital structure of the Company.

9.  Other

In May 1998, the Company relocated its corporate headquarters from Tucson to Phoenix, Arizona and its manufacturing and customer service operations to reduced leased facilities in Tucson, Arizona.

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

Results of Operations

The following discussion of the results of operations for the nine-months ended March 31, 1998, as compared to the nine months ended March 31, 1997, and financial condition of the Company as of March 31, 1998, as compared to the fiscal year ended June 30, 1997, should be read in conjunction with the financial statements and related notes appearing under Part I. - Item 1.

Net Revenues for the three months ended March 31, 1998 increased by 85.0% as compared to the corresponding period of fiscal 1997. Net revenues decreased by 53.4% for the nine months ended March 31, 1998 compared to the corresponding period of fiscal 1997. The decrease in sales and related services for the nine months is primarily due to minimal sales of new ERGOS( systems during fiscal 1998. Clinic services decreased due to the selling of the Company's remaining clinic services centers during 1997.

Gross profit increased by approximately $393,000 for the three months ended March 31, 1998 compared to the same period in the prior year. The increase is due primarily to increased sales of ERGOS( in 1998 which have a higher profit margin than ERGOS( upgrades which comprised most of the sales in the same period of the prior year.

Selling, general and administrative expenses ("SG&A") decreased approximately 92.6% and 78.9% during the three month and six month period ended March 31, 1998 compared to the comparable periods of the prior fiscal year. Decreased SG&A costs resulted from continued cost reduction efforts implemented by management including staff and cost reductions in all departments, and reductions in legal and consulting fees.

Net Other Expense decreased from $458,000 for the nine months ended March 31, 1997 to $226,000 for the nine months ended March 31, 1998. The decrease results primarily from losses from the sale of assets in the prior year period. Net Other Expense for the nine months ended March 31, 1998 includes a net loss of approximately $196,000 recognized from the transfer of the Company's building and land to the mortgage holder. See Note 5 to Consolidated Financial Information.

Reorganization items are as a result of the Company's Chapter 11 bankruptcy proceedings. The Company emerged from bankruptcy on February 1, 1997 and, accordingly, has no continuing reorganization costs.

Cash decreased from approximately $460,000 at June 30, 1997 to approximately $32,000 at March 31, 1998. The principal use of cash for the quarter was $803,000 for operating activities. The principal sources of cash were $267,000 received in proceeds from notes payable and $80,000 received from the sale of the Kentucky center.

The $157,000 decrease in net receivables from the end of fiscal 1997 is due primarily to aggressive collection efforts for past due receivables.

Property, plant and equipment decreased by $1,515,000 from $1,697,000 at June 30, 1997 to approximately $182,000 at March 31, 1998. The decrease is due primarily to the transfer of the Company's building and land to the mortgage
holder.   See Note 5 to Consolidated Financial Information.

Other assets decreased by approximately $101,000 during the first nine months of the fiscal year mostly due to the sale of the Kentucky center and the netting of a former officer's accounts receivable balance against the same former officers' accounts payable balance.

Accounts Payable increased $268,000 from June 30,1997 to $504,000 at March 31, 1998. Of this increase, $219,600 is due FCE Technologies, Inc., an afilliated Company organized to sell ERGOS(r) Systems. The increase is due to insufficient cash resources to pay vendors.

Other debt decreased by $1,116,000 to approximately $153,000 at March 31, 1998 from approximately $1,269,000 at June 30, 1997. A mortgage balance of approximately $1,169,000 was released following a Warranty Deed in Lieu of Foreclosure that was signed effective December 31, 1997. See Note 5 to Consolidated Financial Information.

Additional paid-in capital decreased by $101,000 from approximately $37,353,000 at June 30, 1997 to approximately $37,454,000 at March 31, 1998. The decrease resulted from an $85,000 reclassification of dividends paid from the accumulated deficit at the fiscal year ended June 30, 1997 and $16,000 in exercised warrants.

Liquidity and Capital Resources

The Company has continued to sustain significant losses and as of March 31, 1998 had a working capital deficit of approximately $4,741,000. The financial condition of the Company is perilous. The Company is in need of additional funds for ongoing operations and it will need substantial additional funds in order to fulfill its remaining obligations under the Plan.

Subsequent to emerging from bankruptcy, the Company has received a total of $2,000,000 from a $2,000,000 line of credit from Allsup Inc. and Quest Trading, Inc. (see Note 6 to Consolidated Financial Information). On
February 3, 1998, Allsup Inc. and Quest Trading, Inc. signed an agreement with the Company to extend the loan maturity to May, 15, 1998. The Company is currently negotiating an extension of this loan agreement; however, there can be no assurance such extension will be granted.

In addition, the Company is continuing in its attempts to obtain additional investment capital. However, the Company cannot guarantee that such efforts will be successful considering the tenuous financial condition of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

	Not Applicable


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Financial Data Schedule

	(a)  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WORK RECOVERY, INC.

                                  (Registrant)




/s/ DORCAS R. HARDY
Dorcas R. Hardy, Chief Executive Officer
Date: May 15 ,1998

/s/ VERNON S. SCHWEIGERT
Vernon S. Schweigert
President and Chief Operating Officer
Date: May 15, 1998